Form 10-Q
period 2021-06-30
Reinvent Technology Partners Y
filed 2021-08-11
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 9, 2021,
97,750,000 Class A ordinary shares, par value $0.0001 per share, and 24,437,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

REINVENT TECHNOLOGY PARTNERS Y
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
REINVENT TECHNOLOGY PARTNERS Y
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(unaudited)
Current assets:
Cash	$501,493	$—
Prepaid expenses	1,324,605	6,380

Total current assets	1,826,098	6,380
Deferred offering costs associated with proposed public offering	—	56,483
Investment held in Trust Account	977,543,775	—

Total Assets	$979,369,873	$62,863

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$27,964	$23,450
Accrued expenses	323,245	33,033
Due to related party	497,675	—

Total current liabilities	848,884	56,483
Deferred legal fees	18,182	—
Deferred underwriting commissions	34,212,500	—
Derivative warrant liabilities	38,914,670	—

Total liabilities	73,994,236	56,483

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 90,037,563 and 0 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	900,375,630	—

Shareholders’ Equity:

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,712,437 and 0 shares issued and outstanding (excluding 90,037,563 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	771	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 24,437,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,444	2,444
Additional paid-in capital	10,845,128	22,556
Accumulated deficit	(5,848,336)	(18,620)

Total shareholders’ equity	5,000,007	6,380

Total Liabilities and Shareholders’ Equity	$979,369,873	$62,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REINVENT TECHNOLOGY PARTNERS Y
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$799,535	$1,008,041

Loss from operations	(799,535)	(1,008,041)
Other income (expense)
Change in fair value of derivative warrant liabilities	(2,841,130)	(3,753,970)
Financing costs - derivative warrant liabilities	—	(1,111,480)
Unrealized gain on investments held in Trust Account	34,940	43,775

Total other income (expense)	(2,806,190)	(4,821,675)

Net loss	$(3,605,725)	$(5,829,716)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	97,746,081	97,746,566

Basic and diluted net loss per ordinary share	$—	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	24,437,500	23,099,102

Basic and diluted net loss per ordinary share	$(0.16)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REINVENT TECHNOLOGY PARTNERS Y
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	24,437,500	$2,444	$22,556	$(18,620)	$6,380
Sale of units in initial public offering, less allocation to derivative warrant liabilities	97,750,000	9,775	—	—	957,721,115	—	957,730,890
Offering costs	—	—	—	—	(53,390,327)	—	(53,390,327)
Excess of cash receipts over the fair value of the private warrants sold to Sponsor	—	—	—	—	6,858,410	—	6,858,410
Shares subject to possible redemption	(90,398,136)	(9,040)	—	—	(903,972,320)	—	(903,981,360)
Net loss	—	—	—	—	—	(2,223,991)	(2,223,991)

Balance - March 31, 2021 (unaudited)	7,351,864	$735	24,437,500	$2,444	$7,239,434	$(2,242,611)	$5,000,002
Shares subject to possible redemption	360,573	36	—	—	3,605,694	—	3,605,730
Net loss	—	—	—	—	—	(3,605,725)	(3,605,725)

Balance - June 30, 2021 (unaudited)	7,712,437	$771	24,437,500	$2,444	$10,845,128	$(5,848,336)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REINVENT TECHNOLOGY PARTNERS Y
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(5,829,716)
Change in fair value of derivative warrant liabilities	3,753,970
Financing costs - derivative warrant liabilities	1,111,480
Unrealized gain on investments held in Trust Account	(43,775)
Changes in operating assets and liabilities:
Prepaid expenses	(1,318,225)
Accounts payable	27,964
Accrued expenses	53,396
Due to related party	497,675

Net cash used in operating activities	(1,747,231)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(977,500,000)

Net cash used in investing activities	(977,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(295,179)
Proceeds received from initial public offering, gross	977,500,000
Proceeds received from private placement	22,250,000
Offering costs paid	(19,706,097)

Net cash provided by financing activities	979,748,724

Net increase in cash	501,493

Cash - beginning of the period	—

Cash - end of the period	$501,493

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$236,816
Offering costs paid by related party under promissory note	$295,179
Deferred legal fees	$18,182
Deferred underwriting commissions	$34,212,500
Initial value of Class A ordinary shares subject to possible redemption	$905,037,840
Change in value of Class A ordinary shares subject to possible redemption	$(1,056,480)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation
Reinvent Technology Partners Y, formerly known as Reinvent Technology Partners C (the “Company”), is a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020.
On June 21, 2021, RTPY Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a direct wholly-owned subsidiary of the Company, was formed. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
All activity for the period from October 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a target company for a Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and Private Placement (defined below).
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
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity upon and following the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least
$5,000,001
upon

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Sponsor and the Company’s executive officers and directors have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $501,500 in its operating bank account and working capital of approximately $977,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $295,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full in March 2021 with proceeds from the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021
, there were
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

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants” and together with the Private Placement Warrants, the “Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of the Public Warrants have subsequently been measured based on the listed market price of such warrants. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed consolidated statement of operations. Approximately $1.1 million was expensed for the six months ended June 30, 2021. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 90,037,563 and 0, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Company’s unaudited condensed consolidated statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of net income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the unrealized gain earned on investments held in the Trust Account, net of applicable taxes and interest to fund working capital requirements, subject to an annual limit of $701,250, available to be withdrawn from the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less net income (loss) attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period. The basic and diluted income per common share is calculated as follows:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Class A ordinary shares
Numerator: Earnings allocable to Class A ordinary shares
Unrealized gain on investments held in Trust Account	$34,940	$43,775
Less: Company’s portion available to be withdrawn to pay taxes	$(34,940)	$(43,775)

Net income attributable to Class A ordinary shares	$—	$—

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding	97,746,081	97,746,566

Basic and diluted net income per share	$—	$—

Class B ordinary shares
Numerator: Net Loss minus Net Earnings allocable to Class A ordinary shares
Net loss	$(3,605,725)	$(5,829,716)
Net income allocable to Class A ordinary shares	—	—

Net loss allocable to Class B ordinary shares	$(3,605,725)	$(5,829,716)

Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	24,437,500	23,099,102

Basic and diluted net loss per share, Class B ordinary shares	$(0.16)	$(0.25)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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
Each Unit consists of one Class A ordinary share and
one-eighth
of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
Note 4—Private Placement
Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,900,000 Private Placement Warrants, at a price of $2.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $22.3 million.

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 5—Related Party Transactions
Founder Shares
On October 7, 2020, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 2,875,000 Class B ordinary shares (the “Founder Shares”). On February 10, 2021, the Company effected a share capitalization resulting in an aggregate of 24,437,500 Founder Shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 3,187,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase Over-Allotment Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Subsequent to the share capitalization, on February 10, 2021, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees. The underwriters fully exercised their over-allotment option on March 16, 2021; thus, those Founder Shares were no longer subject to forfeiture.
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
Related Party Loans
On October 7, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the earlier of December 31, 2021 and the closing of the Initial Public Offering. The Company borrowed $295,000 under the Note. The Company partially repaid the Note in full in March 2021 with proceeds from the Initial Public Offering.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Support Services Agreement
The Company entered into a support services agreement (the “Support Services Agreement”) that provides that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay $1,875,000 Support Services Fees to Reinvent Capital LLC (“Reinvent Capital”) per year for support and administrative services, as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incurs in connection with providing services or for office space under the Support Services Agreement. As of June 30, 2021, the

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company recognized approximately $390,600 and $468,800 in the condensed consolidated statement of operations for the three and six months ended June 30, 2021, the balance of approximately $468,800 is included in Due to related party on the unaudited condensed consolidated balance sheet at June 30, 2021.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account, including funds released from the Trust Account to pay for working capital, subject to an annual limit of $701,250. For the three and six months ended June 30, 2021, the Company incurred approximately $83,200 and $94,300 in reimbursable expenses paid by the Sponsor, which was recognized in the unaudited condensed consolidated statement of operations and $28,900 included in Due to Related Party on the unaudited condensed consolidated balance sheet at June 30, 2021.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus related to the Initial Public Offering to purchase up to 12,750,000 Over-Allotment Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on March 16, 2021.
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
Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer certain of their fees until the consummation of the initial Business Combination. As of June 30, 2021, the Company recorded deferred legal fees of approximately $18,000 in connection with such services on the accompanying condensed consolidated balance sheet.
Merger Agreement
On July 14, 2021, the Company entered into the Merger Agreement (as defined in Note 10) with Aurora (as defined in Note 10) and Merger Sub. The transactions contemplated by the Merger Agreement are described in more detail in Note 10.
Note 7—Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 7,712,437 and 0 Class A ordinary shares issued and outstanding, excluding 90,037,563 and 0 Class A ordinary shares subject to possible redemption, respectively.

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 7, 2020, the Company issued 2,875,000 Class B ordinary shares. On February 10, 2021, the Company effected a share capitalization resulting in an aggregate of 24,437,500 Class B ordinary shares outstanding. Of the
24,437,500
Class B ordinary shares outstanding, up to 3,187,500 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on March 16, 2021; thus, those Founder Shares were no longer subject to forfeiture. At June 30, 2021 and December 31, 2020, 24,437,500 Class B ordinary shares were issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Note 8—Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company had 12,218,750 Public Warrants and 8,900,000 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement governing the Warrants (the “Warrant Agreement”)). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement related to the Initial Public Offering or a new registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.
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

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Redemption of
W
arrants when the price per Class A ordinary share equals or exceeds $18.00:
Once the
W
arrants become exercisable, the Company may redeem the outstanding
W
arrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per W arrant;

•	upon not less than 30 days’ prior written notice of redemption to each W arrant holder; and

•
if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the
W
arrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

•
at $0.10 per
W
arrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their
W
arrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

•
if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares shall mean the volume-weighted average price of Class A ordinary shares for the 10 trading days following the date on which the notice of redemption is sent to the holders of
W
arrants. In no event will the
W
arrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per
W
arrant (subject to adjustment).
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

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$977,543,775	$—	$—
Liabilities:
Derivative warrant liabilities – public warrants	$22,008,700	$—	$—
Derivative warrant liabilities – private warrants	$—	$—	$16,905,970
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021, when the Public Warrants were separately listed and traded.
Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each subsequent measurement date. For the three and six months ended June 30, 2021, the Company recognized a charge to the condensed consolidated statement of operations resulting from an increase in the fair value of liabilities of approximately

$
2.8
 million and $
3.8
 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statement of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2021
Stock price	$9.89
Volatility	22.8%
Expected life of the options to convert	6.21
Risk-free rate	1.07%
Dividend yield	—

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for three months ended June 30, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of derivative warrant liabilities	19,769,110	15,391,590	35,160,700
Transfer of Public Warrants to Level 1	(22,008,700)	—	(22,008,700)
Change in fair value of derivative warrant liabilities	2,239,590	1,514,380	3,753,970

Derivative warrant liabilities at June 30, 2021	$—	$16,905,970	$16,905,970

Note 10—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date these condensed consolidated financial statements were issued, require potential adjustment to or disclosure in these condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, including the following items.
Aurora Business Combination
On July 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aurora Innovation, Inc., a Delaware corporation (“Aurora”), and Merger Sub.
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Aurora Business Combination”):

•
at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into Aurora, the separate corporate existence of Merger Sub will cease and Aurora will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);

•
upon the effective time of the Domestication (defined below), the Company will immediately be renamed “Aurora Innovation, Inc.” (after the Domestication, the Company is referred to as “Aurora Innovation”);

•
as a result of the Merger, among other things, all outstanding shares of Aurora capital stock will be cancelled in exchange for the right to receive shares of Aurora Innovation Class A common stock (at a deemed value of $10.00 per share) and shares of Aurora Innovation Class B common stock (at a deemed value of $
10.00
per share) representing
a pre-transaction equity
value of Aurora of $11.0 billion; the Aurora Innovation Class B common stock will have the same economic terms as the Aurora Innovation Class A common stock, but the Aurora Innovation Class B common stock will carry ten votes
per share while the Aurora Innovation Class A common stock will carry one vote per share; and

•
as a result of the Merger, all outstanding Aurora equity awards outstanding as of immediately prior to the effective time of the Merger that will be converted into awards based on Aurora Innovation Class A common stock.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, Cayman Islands Companies Act (as revised) (the “CICA”) and the Company’s Amended and Restated Memorandum and Articles of Association, the Company will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares will convert automatically, on a one-for-one basis,
into a share of Aurora Innovation Class A common stock, (ii) each of the then issued and outstanding Class B ordinary shares will convert automatically, on a one-for-one basis,
into a share of Aurora Innovation Class A common stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Aurora Innovation Class A common stock, pursuant to the Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding Unit will separate automatically into a share of Aurora Innovation Class A common stock, on
a
one-for-one basis,
and one-eighth of
one Aurora Innovation Class A common stock.

REINVENT TECHNOLOGY PARTNERS Y
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 14, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors, pursuant to, and on the terms and subject to the conditions of which, such investors have collectively subscribed for 100 million shares of Aurora Innovation Class A common stock for an aggregate purchase price equal to $1 billion (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.
On July 14, 2021, the Company entered into the Sponsor Agreement (the “Sponsor Agreement”) with the Sponsor and Aurora, pursuant to which the parties thereto agreed, among other things, that (i) in the event that more than 22.5% of the outstanding Class A ordinary shares are redeemed, and the Sponsor, any affiliate of the Sponsor or any other person arranged by the Sponsor has not provided backstop or alternative financing to replace such redemptions above the
22.5
% threshold, the Sponsor will forfeit a number of Class B ordinary shares then owned by the Sponsor immediately before the Domestication, with such number of forfeited Class B ordinary shares calculated on a sliding scale tied to the unreplaced redemptions, (ii) subject to the forfeiture (if any) described in the immediately preceding clause, shares of Aurora Innovation Class A common stock held by the Sponsor as of the Domestication will be subject to certain vesting and lock-up terms,
(iii) the Sponsor will exercise all of its Aurora Innovation Class Warrants acquired by the Sponsor in the Private Placement for cash or on a “cashless basis” on or prior to the date upon which Aurora Innovation elects to redeem the public Aurora Innovation Class A Warrants in accordance with the Warrant Agreement, if the last reported sales price of the Aurora Innovation Class A common stock for any 20 trading days within the 30 trading-day period ending
on the third trading day prior to the date on which notice of the redemption is given exceeds $18.00 per share (subject to certain adjustments), and (iv) our Sponsor will have the right to designate a Class III director to Aurora Innovation’s Board of Directors for the first and second terms of the Class III directors.
The consummation of the proposed Aurora Business Combination is subject to certain conditions as further described in the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Reinvent Technology Partners Y. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
(this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof (including the proposed Aurora Business Combination (as defined below)), and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Initial Public Offering filed with the SEC on March 17, 2021 (the “IPO Prospectus”), in the Aurora Business Combination Registration Statement (as defined below) and in our other filings with the Securities and Exchange Commission (the “SEC”). Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Recent Developments – Aurora Business Combination
On July 14, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aurora Innovation, Inc., a Delaware corporation (“Aurora”), and Merger Sub.
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Aurora Business Combination”):

•
at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into Aurora, the separate corporate existence of Merger Sub will cease and Aurora will be the surviving corporation and our wholly owned subsidiary (the “Merger”);

•	upon the effective time of the Domestication (defined below), we will immediately be renamed “Aurora Innovation, Inc.” (after the Domestication, the Company is referred to as “Aurora Innovation”);

•
as a result of the Merger, among other things, all outstanding shares of Aurora capital stock will be cancelled in exchange for the right to receive shares of Aurora Innovation Class A common stock (at a deemed value of $10.00 per share) and shares of Aurora Innovation Class B common stock (at a deemed value of $10.00 per share) representing a pre-transaction equity
value of Aurora of $11.0 billion; the Aurora Innovation Class B common stock will have the same economic terms as the Aurora Innovation Class A common stock, but the Aurora Innovation Class B common stock will carry ten votes per share while the Aurora Innovation Class A common stock will carry one vote per share; and

•
as a result of the Merger, all outstanding Aurora equity awards outstanding as of immediately prior to the effective time of the Merger that will be converted into awards based on Aurora Innovation Class A common stock.

Prior to the Closing, subject to the approval of our shareholders, and in accordance with the DGCL, Cayman Islands Companies Act (as revised) (the “CICA”) and our Amended and Restated Memorandum and Articles of Association, we will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL, pursuant to which our jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares will convert automatically, on a one-for-one basis,
into a share of Aurora Innovation Class A common stock, (ii) each of the then issued and outstanding Class B ordinary shares will convert automatically, on a one-for-one basis,
into a share of Aurora Innovation Class A common stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Aurora Innovation Class A common stock (each a “Aurora Innovation Class A Warrant”), pursuant to the Warrant Agreement (the “Warrant Agreement”), dated March 15, 2021, between us and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding Unit will separate automatically into a share of Aurora Innovation Class A common stock, on a one-for-one basis,
and one-eighth of
one Aurora Innovation Class A common stock.
On July 14, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements with certain investors, pursuant to, and on the terms and subject to the conditions of which, such investors have collectively subscribed for 100 million shares of Aurora Innovation Class A common stock for an aggregate purchase price equal to $1 billion (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

On July 14, 2021, we entered into the Sponsor Agreement (the “Sponsor Agreement”) with our Sponsor and Aurora, pursuant to which the parties thereto agreed, among other things, that (i) in the event that more than 22.5% of the outstanding Class A ordinary shares are redeemed, and our Sponsor, any affiliate of our Sponsor or any other person arranged by our Sponsor has not provided backstop or alternative financing to replace such redemptions above the 22.5% threshold, our Sponsor will forfeit a number of Class B ordinary shares then owned by our Sponsor immediately before the Domestication, with such number of forfeited Class B ordinary shares calculated on a sliding scale tied to the unreplaced redemptions, (ii) subject to the forfeiture (if any) described in the immediately preceding clause, shares of Aurora Innovation Class A common stock held by our Sponsor as of the Domestication will be subject to certain vesting and lock-up terms,
(iii) our Sponsor will exercise all of its Aurora Innovation Class Warrants acquired by our Sponsor in the Private Placement for cash or on a “cashless basis” on or prior to the date upon which Aurora Innovation elects to redeem the public Aurora Innovation Class A Warrants in accordance with the Warrant Agreement, if the last reported sales price of the Aurora Innovation Class A common stock for any 20 trading days within the 30 trading-day period ending
on the third trading day prior to the date on which notice of the redemption is given exceeds $18.00 per share (subject to certain adjustments), and (iv) our Sponsor will have the right to designate a Class III director to Aurora Innovation’s Board of Directors for the first and second terms of the Class III directors.
The consummation of the proposed Aurora Business Combination is subject to certain conditions as further described in the Merger Agreement.
For more information about the Merger Agreement and the proposed Aurora Business Combination, see our Current Report on Form
8-K
filed with the SEC on July 15, 2021 and our Registration Statement on Form
S-4
(File Number
333-257912),
which contains a preliminary proxy statement/prospectus related to the proposed Aurora Business Combination, initially filed with the SEC on July 15, 2021, as it may be amended from time to time (the “Aurora Business Combination Registration Statement”). Unless specifically stated, this Quarterly Report does not give effect to the proposed Aurora Business Combination and does not contain the risks associated with the proposed Aurora Business Combination. Such risks and effects relating to the proposed Aurora Business Combination are included in the Aurora Business Combination Registration Statement.
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, and the negotiation and execution of the proposed Aurora Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended June 30, 2021, we had a net loss of approximately $3.6 million, which consisted of approximately $2.8 million change in the fair value of derivative warrant liabilities and approximately $800,000 in general and administrative costs, partially offset by approximately $35,000 gain on the investments held in the Trust Account.
For the six months ended June 30, 2021, we had a net loss of approximately $5.8 million, which consisted of approximately $3.8 million change in the fair value of derivative warrant liabilities, $1.1 million in financing costs and approximately $1.0 million in general and administrative costs, partially offset by approximately $44,000 gain on the investments held in the Trust Account
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $501,000 in our operating bank account, working capital of approximately $977,000, and no interest income available in the Trust Account to fund our working capital requirements, subject to an annual limit of $701,250, and/or to pay our taxes, if any.
Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities), a loan of $295,000 from our Sponsor under a promissory note (the “Note”). We repaid the Note in full in March 2021 with proceeds from the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination (including the proposed Aurora Business Combination), our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination (including the proposed Aurora Business Combination).
We continue to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement with Reinvent Capital LLC (“Reinvent Capital”) (the “Support Services Agreement”) to pay support services fees to Reinvent Capital that total $1,875,000 per year for support and administrative services, as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incurs in connection with providing services or for office space under this agreement. As of June 30, 2021, we paid $0 to Reinvent Capital as part of the Support Services Agreement and recognized approximately $390,600 and $468,800 which was recognized in the unaudited condensed consolidated statement of operations and included in Due to Related Party on the condensed consolidated balance sheet at June 30, 2021. For the three and six months ended June 30, 2021, we incurred approximately $83,200 and $94,300 in reimbursable expenses paid by our Sponsor recognized in the unaudited condensed consolidated statement of operations. As of June 30, 2021, $497,700 included in Due to Related Party on our condensed consolidated balance sheet at June 30, 2021.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The fair value of the Public Warrants and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of the Public Warrants have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 90,037,563 and 0, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 21,118,750 of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.
Our unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the unrealized gain on investments held in the Trust Account, net of applicable taxes and interest to fund working capital requirements, subject to an annual limit of $701,250, available to be withdrawn from the Trust Account, resulting in income of approximately $35,000 and $44,000 for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income (loss) attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering held in the Trust Account have been invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our current chief executive and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the Public Warrants and Private Placement Warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 17, 2021.
Notwithstanding the identified material weakness as of June 30, 2021, management, including our Certifying Officer, believe that the condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with U.S. GAAP.
Changes in internal control over financial reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	we have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions; and

•	we are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took certain actions to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On August 6, 2021, the Company’s counsel received a demand letter on behalf of a purported shareholder of the Company alleging that the Registration Statement filed on July 15, 2021 in connection with the proposed transaction with Aurora Innovation, Inc. omits material information with respect to the proposed transaction. The demand letter seeks the issuance of corrective disclosures in an amendment or supplement to the Registration Statement.
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
Unless specifically stated, this Quarterly Report does not contain the risks associated with the proposed Aurora Business Combination, which are included in the Aurora Business Combination Registration Statement.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 12,218,750 Public Warrants and 8,900,000 Private Placement Warrants, and determined to classify the Public Warrants and Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our condensed consolidated balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within the Public Warrants and Private Placement Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on the Public Warrants and Private Placement Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On October 7, 2020, our Sponsor paid an aggregate of $25,000 to cover certain expenses on our behalf in exchange for issuance of 5,750,000 ordinary shares (the “Founder Shares”). On February 10, 2021, we effected a share capitalization resulting in an aggregate of 24,437,500 Class B ordinary shares issued and outstanding. In October 2020, our Sponsor transferred 30,000 Founder Shares to each of our independent director nominees. Our Sponsor agreed to forfeit up to an aggregate of 3,187,500 Founder Shares to the extent that the option to purchase Over-Allotment Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on March 16, 2021; thus, those Founder Shares were no longer subject to forfeiture. At June 30, 2021, 24,437,500 Class B ordinary shares were issued and outstanding.
Our Sponsor purchased 8,900,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $2.50 per warrant (approximately $22.3 million in the aggregate), in a private placement that closed substantially concurrently with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds
On Mach 18, 2021, we consummated the Initial Public Offering of 97,750,000 Units, including 12,750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $977.5 million. Morgan Stanley acted as the book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-
253075). The SEC declared the registration statements effective on March 15, 2021.
Substantially concurrently with the closing of the Initial Public Offering, we consummated the Private Placement of 8,900,000 Private Placement Warrants, at a price of $2.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of approximately $22.3 million.
In connection with the Initial Public Offering, we incurred offering costs of approximately $54.5 million, of which approximately $34.2 million and approximately $18,000 was for deferred underwriting commissions and deferred legal fees, respectively. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $977.5 million of the net proceeds from the Initial Public Offering ($10.00 per Unit) and certain of the proceeds from the Private Placement was placed in the Trust Account and invested as described in Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the IPO Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 14, 2021, by and among the Company, Merger Sub, and Aurora (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2021).

4.1	Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2021).

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 2021.

REINVEST TECHNOLOGY PARTNERS Y

By:	/s/ Michael Thompson
Name:	Michael Thompson
Title:	Chief Executive Officer and Chief Financial Officer