Form 10-Q
period 2021-09-30
Aurora Innovation, Inc.
filed 2021-11-15
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File
No. 001-40216

Aurora Innovation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1562265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 33rd St Pittsburgh, PA	15201
(Address of principal executive offices)	(Zip Code)
(888)
583-9506
(Registrant’s telephone number, including area code)
Reinvent Technology Partners Y
215 Park Avenue, Floor 11
New York, New York 10003
(Former name or former address, if changed since last report)
Securities registered pursuant to Section
12(b)
of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	AUR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	AUROW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2021, 642,869,548 shares of the Company’s Class A common stock, par value
$0.00001 per share were issued and outstanding.

EXPLANATORY NOTE
On November 3, 2021, subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form
10-Q
(this “Quarterly Report”) relates, Reinvent Technology Partners Y (“RTPY”), now known as Aurora Innovation, Inc., consummated the previously announced business combination (the “Aurora Business Combination”) with Aurora Innovation, Inc., a Delaware corporation (“Aurora”), and RTPY Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of RTPY (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement”), by and among RTPY, Aurora and Merger Sub.
Upon the consummation of the Aurora Business Combination:

(i)	Merger Sub merged with and into Aurora (the “Merger”) and the separate corporate existence of Merger Sub ceased, with Aurora surviving the Merger as a wholly-owned subsidiary of the Company;

(ii)
as a result of the Merger, among other things, all outstanding shares of Aurora capital stock were cancelled in exchange for the right to receive shares of Aurora Innovation Class A common stock (at a deemed value of $10.00 per share) and shares of Aurora Innovation Class B common stock (at a deemed value of $10.00 per share), with the Aurora Innovation Class B common stock having the same economic terms as the Aurora Innovation Class A common stock, but the Aurora Innovation Class B common stock carrying ten votes per share while the Aurora Innovation Class A common stock carry one vote per share; and

(iii)
as a result of the Merger, all outstanding Aurora equity awards outstanding as of immediately prior to the effective time of the Merger converted into awards based on Aurora Innovation Class A common stock.

Prior to the consummation of the Aurora Business Combination, following the approval of RTPY’s shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Cayman Islands Companies Act (as revised) (the “CICA”) and RTPY’s amended and restated memorandum and articles of association, RTPY effected a deregistration under the CICA and a domestication under Section 388 of the DGCL, pursuant to which RTPY’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares of RTPY converted automatically, on a one-for-one
basis, into a share of Aurora Innovation Class A common stock, (ii) each of the then issued and outstanding Class B ordinary shares of RTPY converted automatically, on a one-for-one
basis, into a share of Aurora Innovation Class A common stock, (iii) each then issued and outstanding warrant of RTPY converted automatically into a warrant to acquire one share of Aurora Innovation Class A common stock (each a “Aurora Innovation Class A Warrant”), pursuant to the Warrant Agreement (the “Warrant Agreement”), dated March 15, 2021, between RTPY and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding RTPY unit separated automatically into a share of Aurora Innovation Class A common stock, on a one-for-one
basis, and
one-eighth
of one redeemable warrant to purchase Aurora Innovation Class A common stock.
As previously announced, on July 14, 2021, concurrently with the execution of the Merger Agreement, RTPY entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 100 million shares of Aurora Innovation Class A common stock for an aggregate purchase price equal to $1 billion (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the consummation of the Aurora Business Combination.
As previously announced, on July 14, 2021, concurrently with the execution of the Merger Agreement, the Company entered into the Sponsor Agreement with its sponsor, Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”), and Aurora, pursuant to which the parties thereto agreed, among other things, that in the event that more than 22.5% of the outstanding Class A ordinary shares are redeemed, and the Sponsor, any affiliate of the Sponsor or any other person arranged by the Sponsor has not provided backstop or alternative financing to replace such redemptions above the 22.5% threshold, the Sponsor will forfeit a number of Class B ordinary shares then owned by the Sponsor immediately before the Domestication, with such number of forfeited Class B ordinary shares calculated on a sliding scale tied to the unreplaced redemptions. 77.196% of the outstanding Class A ordinary shares were redeemed, resulting in the Sponsor forfeiting 17,434,414 Class B ordinary shares.
Unless stated otherwise, this Quarterly Report contains information about RTPY before the Aurora Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to RTPY before the consummation of the Aurora Business Combination and to Aurora Innovation, Inc. after the Aurora Business Combination, unless stated otherwise or the context otherwise requires. References to “RTPY” in this Quarterly Report also refer to RTPY before the consummation of the Aurora Business Combination. References to “Aurora Innovation” in this Quarterly Report refer to RTPY after the Domestication.

i

For more information regarding the Aurora Business Combination, see the Company’s Current Report on Form
8-K
filed on November 3, 2021.
Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Aurora Business Combination, which, as discussed above, occurred subsequent to the period covered by this Quarterly Report.

ii

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
Quarterly Report on Form
10-Q

iii

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$262,793	$—
Prepaid expenses	1,117,396	6,380

Total current assets	1,380,189	6,380
Deferred offering costs associated with proposed public offering	—	56,483
Investment held in Trust Account	977,556,354	—

Total Assets	$978,936,543	$62,863

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$914,904	$23,450
Accrued expenses	5,713,978	33,033
Due to related party	968,737	—

Total current liabilities	7,597,619	56,483
Deferred legal fees	18,182	—
Deferred underwriting commissions	34,212,500	—
Derivative warrant liabilities	32,123,130	—

Total liabilities	73,951,431	56,483
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 97,750,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	977,500,000	—
Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 24,437,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,444	2,444
Additional paid-in capital	—	22,556
Accumulated deficit	(72,517,332)	(18,620)

Total shareholders’ (deficit) equity	(72,514,888)	6,380

Total Liabilities and Shareholders’ (Deficit) Equity	$978,936,543	$62,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
General and administrative expenses	$7,194,644	$8,202,685

Loss from operations	(7,194,644)	(8,202,685)
Other income (expense)
Change in fair value of derivative warrant liabilities	6,791,540	3,037,570
Financing costs—derivative warrant liabilities	—	(1,111,480)
Unrealized gain on investments held in Trust Account	12,579	56,354

Total other income (expense)	6,804,119	1,982,444

Net loss	$(390,525)	$(6,220,241)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	97,750,000	97,750,000

Basic and diluted net loss per ordinary share	$—	$(0.05)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	24,437,500	23,550,137

Basic and diluted net loss per ordinary share	$—	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance—December 31, 2020	24,437,500	$2,444	$22,556	$(18,620)	$6,380
Excess of cash receipts over the fair value of the private warrants sold to Sponsor	—	—	6,858,410	—	6,858,410
Accrection on Class A ordinary shares subject to possible redemption			(6,880,966)	(66,278,471)	(73,159,437)
Net loss	—	—	—	(2,223,991)	(2,223,991)

Balance—March 31, 2021 (unaudited)	24,437,500	$2,444	$—	$(68,521,082)	$(68,518,638)
Net loss	—	—	—	(3,605,725)	(3,605,725)

Balance—June 30, 2021 (unaudited)	24,437,500	$2,444	$—	$(72,126,807)	$(72,124,363)

Net loss	—	—	—	(390,525)	(390,525)

Balance—September 30, 2021 (unaudited)	24,437,500	$2,444	$—	$(72,517,332)	$(72,514,888)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(6,220,241)
Change in fair value of derivative warrant liabilities	(3,037,570)
Financing costs—derivative warrant liabilities	1,111,480
Unrealized gain on investments held in Trust Account	(56,354)
Changes in operating assets and liabilities:
Prepaid expenses	(1,111,016)
Accounts payable	914,904
Accrued expenses	5,459,811
Due to related party	968,737

Net cash used in operating activities	(1,970,249)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(977,500,000)

Net cash used in investing activities	(977,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(295,179)
Proceeds received from initial public offering, gross	977,500,000
Proceeds received from private placement	22,250,000
Offering costs paid	(19,721,779)
Net cash provided by financing activities	979,733,042
Net increase in cash	262,793
Cash—beginning of the period	—

Cash—end of the period	$262,793

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$221,134
Offering costs paid by related party under promissory note	$295,179
Deferred legal fees	$18,182
Deferred underwriting commissions	$34,212,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation
Aurora Innovation, Inc. (formerly known as Reinvent Technology Partners Y)(the “Company”) was incorporated as a Cayman Islands exempted company on
October 2, 2020
. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). On June 21, 2021, RTPY Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a direct wholly-owned subsidiary of the Company, was formed.
Aurora Business Combination
On November 3, 2021, subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form
10-Q
(this “Quarterly Report”) relates, the Company consummated the previously announced business combination (the “Aurora Business Combination”) with Aurora Innovation, Inc., a Delaware corporation (“Aurora”), and Merger Sub, pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement”), by and among the Company, Aurora and Merger Sub.
Upon the consummation of the Aurora Business Combination:

(i)	Merger Sub merged with and into Aurora (the “Merger”) and the separate corporate existence of Merger Sub ceased, with Aurora surviving the Merger as a wholly-owned subsidiary of the Company;

(ii)
as a result of the Merger, among other things, all outstanding shares of Aurora capital stock were cancelled in exchange for the right to receive shares of Aurora Innovation Class A common stock (at a deemed value of $10.00 per share) and shares of Aurora Innovation Class B common stock (at a deemed value of $10.00 per share), with the Aurora Innovation Class B common stock having the same economic terms as the Aurora Innovation Class A common stock, but the Aurora Innovation Class B common stock carrying ten votes per share while the Aurora Innovation Class A common stock carry one vote per share; and

(iii)
as a result of the Merger, all outstanding Aurora equity awards outstanding as of immediately prior to the effective time of the Merger converted into awards based on Aurora Innovation Class A common stock.

Prior to the consummation of the Aurora Business Combination, following the approval of the Company’s shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Cayman Islands Companies Act (as revised) (the “CICA”) and the Company’s amended and restated memorandum and articles of association, the Company effected a deregistration under the CICA and a domestication under Section 388 of the DGCL, pursuant to which the Company’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares of the Company converted automatically, on a one-for-one
basis, into a share of Aurora Innovation Class A common stock, (ii) each of the then issued and outstanding Class B ordinary shares of the Company converted automatically, on a one-for-one
basis, into a share of Aurora Innovation Class A common stock, (iii) each then issued and outstanding warrant of the Company converted automatically into a warrant to acquire one share of Aurora Innovation Class A common stock (each a “Aurora Innovation Class A Warrant”), pursuant to the Warrant Agreement (the “Warrant Agreement”), dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding Unit separated automatically into a share of Aurora Innovation Class A common stock, on a one-for-one
basis, and
one-eighth
of one redeemable warrant to purchase Aurora Innovation Class A common stock.
As previously announced, on July 14, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 100 million shares of Aurora Innovation Class A common stock for an aggregate purchase price equal to $1 billion (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the consummation of the Aurora Business Combination.
As previously announced, on July 14, 2021, concurrently with the execution of the Merger Agreement, the Company entered into the Sponsor Agreement with its sponsor, Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”), and Aurora, pursuant to which the parties thereto agreed, among other things, that in the event that more than 22.5% of the outstanding Class A ordinary shares are redeemed, and the Sponsor, any affiliate of the Sponsor or any other person arranged by the Sponsor has not provided backstop or alternative financing to replace such redemptions above the 22.5% threshold, the Sponsor will forfeit a number of Class B ordinary shares then owned by the Sponsor immediately before the Domestication, with such number of forfeited Class B ordinary shares calculated on a sliding scale tied to the unreplaced redemptions. 77.196% of the outstanding Class A ordinary shares were redeemed, resulting in the Sponsor forfeiting 17,434,414 Class B ordinary shares.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to Aurora Business Combination
All activity for the period from October 2, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a target company for a Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and Private Placement (defined below).
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
The Company was required to provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The Company sought shareholder approval of a Business Combination in connection with the Aurora Business Combination. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share
amount distributed to Public Shareholders who redeemed their Public Shares was not reduced by the deferred underwriting commissions the Company paid to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity upon and following the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares resulted in an increase to additional paid-in
capital and accumulated deficit.
The impact of the revision to the audited balance sheet as of March 18, 2021 (included as an exhibit to the Company’s Form
8-K
filed with the SEC on March 24, 2021), is a reclassification of $72,462,160 from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows from operations, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust Account
As of September 30, 2021, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period, including, but not limited to, accrued expenses and derivative warrant liabilities. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed consolidated statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that were considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 202
1, 97,750,000
Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements.
Net Income (Loss) Per Ordinary Share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,118,750, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September
 30, 2021
. Accretion associated with the Class A ordinary shares subject to possible redemption
is excluded from earnings per share as the redemption value
approximates
fair
value
.

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net income (loss)	$(312,420)	$(78,105)	$(5,012,596)	$(1,207,645)
Denominator:
Basic and diluted weighted average common shares outstanding	97,750,000	24,437,500	97,750,000	23,550,137

Basic and diluted net loss per common share	$—	$—	$(0.05)	$(0.05)

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

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each Unit consisted of one Class A ordinary share and
one-eighth
of one redeemable warrant (“Public Warrant”). Each w
hol
e Public Warrant will entitle the holder to purchase one Class A ordinary share at an exerc
ise price of $11.50 per share, subject to adjustment (see Note 7).
Note 4—Private Placement
Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,900,000 Private Placement Warrants, at a price of $2.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $22.3 million.
Each Private Placement Warrant will be exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis, except as described in Note 7, so long as they are held by the Sponsor or its permitted transferees.
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
Related Party Loans
On October 7, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the earlier of December 31, 2021 and the closing of the Initial Public Offering. The Company borrowed $295,000 under the Note. The Company fully repaid the Note in March 2021.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates could have, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completed a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would have been repaid only out of funds held outside the Trust Account. In the event that a Business Combination did not close, the Company may have used a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans have been convertible into warrants of the post Business Combination entity at a price of $2.50 per warrant. The warrants would have been identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, were not determined and no written agreements existed with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Support Services Agreement
The Company entered into a support services agreement (the “Support Services Agreement”) that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company would pay $1,875,000 Support Services Fees to Reinvent Capital LLC (“Reinvent Capital”) per year for support and administrative services, as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incurred in connection with providing services or for office space under the Support Services Agreement. As of September 30, 2021, the Company paid $0 to Reinvent Capital as part of the Support Services Agreement and recognized approximately $468,800 and $937,500 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021, the balance of approximately $937,500 is included in Due to related party on the unaudited condensed consolidated balance sheet at September 30, 2021. The company ceased paying these quarterly fees and periodic cost reimbursements following the consummation of the Aurora Business Combination.
In addition, the Sponsor, officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to the Aurora Business Combination were made from funds held outside the Trust Account, including funds released from the Trust Account to pay for working capital, subject to an annual limit of $701,250. For the three and nine months ended September 30, 2021, the Company incurred approximately $113,000 and $207,300 in reimbursable expenses paid by the Sponsor, which was recognized in the unaudited condensed consolidated statement of operations and $31,200 included in Due to related party on the unaudited condensed consolidated balance sheet at September 30, 2021.
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
Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer certain of their fees until the consummation of the initial Business Combination. As of September 30, 2021, the Company recorded deferred legal fees of approximately $18,000 in connection with such services on the accompanying condensed consolidated balance sheet.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Update
Following the announcement of the Merger Agreement and as of the date of this Quarterly Report on Form
10-Q,
six demand letters have been received from purported shareholders of the Company demanding the issuance of additional disclosures in connection with the Business Combination and alleging that the Company’s definitive proxy statement/prospectus (the “Proxy Statement”) filed by the Company with the SEC on October 12, 2021, is false and misleading and omits material information and that the board of directors and/or the Company breached their fiduciary duties and/or federal securities laws in connection with those disclosures. In addition to the demand letters, a complaint captioned
Mau v. Reinvent Technology Partners Y
, was filed on August 31, 2021 in the Supreme Court of the State of New York, County of New York, alleging that the Proxy Statement is false and misleading and omits material information, the members of the board of directors breached their fiduciary duties, and the Company aided and abetted those breaches in connection with those disclosures. We believe such allegations to be without merit.
Note 7 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, the Company was authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 97,750,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares issued in the Initial Public Offering and those issued as part of the Over-Allotment Units were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$977,500,000
Proceeds from over-allotment	15,391,590
Less:	—
Offering costs allocated to Class A shares subject to possible redemption	(53,390,327)
Proceeds allocated to Public Warrants at issuance	(35,160,700)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	73,159,437

Class A ordinary shares subject to possible redemption	$977,500,000

Note 8—Shareholders’ Equity
Preference Shares
— As of September 30, 2021, the Company was authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— As of September 30, 2021, the Company was authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 97,750,000 and 0 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
— As of September 30, 2021, the Company was authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, 24,437,500 Class B ordinary shares were issued and outstanding.
Class A ordinary shareholders and Class B ordinary shareholders of record were entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to the initial Business Combination, holders of Class B ordinary shares had the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class B ordinary shares were automatically converted into Class A ord inary sh
ares at the time of the Aurora Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, were issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares would have been adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agreed to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares would equal, in the aggregate, on an as-converted
basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event were the Class B ordinary shares convertible into Class A ordinary shares at a rate of less than one to one.
Note 9—Derivative Warrant Liabilities
As of September 30, 2021 and December 31, 2020, the Company had 12,218,750 Public Warrants and 8,900,000 Private Placement Warrants outstanding.
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issued additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represented more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business Combination (such price, the “Market Value”) was below $9.20 per share, the exercise price of the warrants would be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable,
except as described below, so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor of its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of Class A ordinary shares for any
20
trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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
at $
0.10
per warrant upon a minimum of
30
days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•	if, and only if, the Reference Value equals or exceeds $ 10.00 per share (as adjusted); and

•
if the Reference Value is less than $
18.00
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

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$977,556,354	$—	$—
Liabilities:
Derivative warrant liabilities – public warrants	$18,328,130	$—	$—
Derivative warrant liabilities – private warrants	$—	$—	$13,795,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021, when the Public Warrants were separately listed and traded.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. For the three and nine months ended September 30, 2021, the Company recognized a charge to the condensed consolidated statement of operations resulting from an increase in the fair value of liabilities of approximately $6.8 million and $3.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2021	As of March 18, 2021
Stock price	$9.93	$9.80
Volatility	19.4%	23.0%
Expected life of the options to convert	5.96	6.51
Risk-free rate	1.14%	1.17%
Dividend yield	—	—
The change in the fair value of the Level 3 derivative warrant liabilities for nine months ended September 30, 2021 is summarized as follows
:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at December 31, 2020	$—	$—	$—
Issuance of derivative warrant liabilities	19,769,110	15,391,590	35,160,700
Transfer to Level 1	(22,008,700)	—	(22,008,700)
Change in fair value of derivative warrant liabilities	2,239,590	(1,596,590)	643,000

Derivative warrant liabilities at September 30, 202 1	$—	$13,795,000	$13,795,000

AURORA INNOVATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS Y)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.
As described in Note 1, the Company completed the Aurora Business Combination on November 3, 2021.

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
Except as otherwise expressly provided herein, the following discussion and analysis of the Company’s financial condition and results of operations does not reflect the consummation of the Aurora Business Combination, which, as discussed below, occurred subsequent to the period covered by this Quarterly Report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, the expected results of the Aurora Business Combination and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for the Initial Public Offering filed with the SEC on March 17, 2021 (the “IPO Prospectus”), in the Aurora Business Combination Registration Statement (as defined below) and in our other filings with the Securities and Exchange Commission (the “SEC”). Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We were incorporated on October 2, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Reinvent Sponsor Y LLC, a Cayman Islands exempted limited liability company (our “Sponsor”).
We completed our initial public offering (the “Initial Public Offering”) on March 18, 2021 and completed a Business Combination on November 3, 2021 as described below.
Recent Developments – Aurora Business Combination
On November 3, 2021, subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report relates, we consummated the previously announced business combination (the “Aurora Business Combination”) with Aurora Innovation, Inc., a Delaware corporation (“Aurora”), and RTPY Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of RTPY (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement”), by and among RTPY, Aurora and Merger Sub.
Upon the consummation of the Aurora Business Combination:

(i)	Merger Sub merged with and into Aurora (the “Merger”) and the separate corporate existence of Merger Sub ceased, with Aurora surviving the Merger as our wholly-owned subsidiary;

(ii)
as a result of the Merger, among other things, all outstanding shares of Aurora capital stock were cancelled in exchange for the right to receive shares of Aurora Innovation Class A common stock (at a deemed value of $10.00 per share) and shares of Aurora Innovation Class B common stock (at a deemed value of $10.00 per share), with the Aurora Innovation Class B common stock having the same economic terms as the Aurora Innovation Class A common stock, but the Aurora Innovation Class B common stock carrying ten votes per share while the Aurora Innovation Class A common stock carry one vote per share; and

(iii)
as a result of the Merger, all outstanding Aurora equity awards outstanding as of immediately prior to the effective time of the Merger converted into awards based on Aurora Innovation Class A common stock.

Prior to the consummation of the Aurora Business Combination, following the approval of our shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Cayman Islands Companies Act (as revised) (the “CICA”) and our amended and restated memorandum and articles of association, we effected a deregistration under the CICA and a domestication under Section 388 of the DGCL, pursuant to which our jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of our then issued and outstanding Class A ordinary shares converted automatically, on a one-for-one
basis, into a share of Aurora Innovation Class A common stock, (ii) each of our then issued and outstanding Class B ordinary shares converted automatically, on a one-for-one
basis, into a share of Aurora Innovation Class A common stock, (iii) each of our then issued and outstanding warrants converted automatically into a warrant to acquire one share of Aurora Innovation Class A common stock (each a “Aurora Innovation Class A Warrant”), pursuant to the Warrant Agreement (the “Warrant Agreement”), dated March 15, 2021, between us and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding Unit separated automatically into a share of Aurora Innovation Class A common stock, on a one-for-one
basis, and
one-eighth
of one Aurora Innovation Class A common stock.
As previously announced, on July 14, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 100 million shares of Aurora Innovation Class A common stock for an aggregate purchase price equal to $1 billion (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the consummation of the Aurora Business Combination.
As previously announced, on July 14, 2021, concurrently with the execution of the Merger Agreement, the Company entered into the Sponsor Agreement with its sponsor, Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”), and Aurora, pursuant to which the parties thereto agreed, among other things, that in the event that more than 22.5% of the outstanding Class A ordinary shares are redeemed, and the Sponsor, any affiliate of the Sponsor or any other person arranged by the Sponsor has not provided backstop or alternative financing to replace such redemptions above the 22.5% threshold, the Sponsor will forfeit a number of Class B ordinary shares then owned by the Sponsor immediately before the Domestication, with such number of forfeited Class B ordinary shares calculated on a sliding scale tied to the unreplaced redemptions. 77.196% of the outstanding Class A ordinary shares were redeemed, resulting in the Sponsor forfeiting 17,434,414 Class B ordinary shares.
Results of Operations
Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, and the negotiation and execution of the proposed Aurora Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended September 30, 2021, we had a net loss of approximately $391,000, which consisted of approximately $7.2 million in general and administrative costs partially offset by approximately $6.8 million change in the fair value of derivative warrant liabilities and approximately $13,000 gain on the investments held in the Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $6.2 million, which consisted of approximately $8.2 million in general and administrative costs and $1.1 million in financing costs partially offset by approximately $3.0 million change in the fair value of derivative warrant liabilities and approximately $56,000 gain on the investments held in the Trust Account.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $263,000 in our operating bank account, negative working capital of approximately $6.2 million, and no interest income available in the Trust Account to fund our working capital requirements, subject to an annual limit of $701,250, and/or to pay our taxes, if any.
Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities), a loan of $295,000 from our Sponsor under a promissory note (the “Note”). We fully repaid the Note in March 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account.
We continue to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We used substantially all of the funds held in the Trust Account to complete the Aurora Business Combination. Funds held in the Trust Account were also used to fund the redemption of common stock.
Contractual Obligations
As of September 30, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement with Reinvent Capital LLC (“Reinvent Capital”) (the “Support Services Agreement”) to pay support services fees to Reinvent Capital that total $1,875,000 per year for support and administrative services, as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incurs in connection with providing services or for office space under this agreement. As of September 30, 2021, we paid $0 to Reinvent Capital as part of the Support Services Agreement and recognized approximately $468,800 and $937,500 which was recognized in the unaudited condensed consolidated statement of operations and included in Due to related party on the condensed consolidated balance sheet at September 30, 2021. For the three and nine months ended September 30, 2021, we incurred approximately $113,000 and $207,300 in reimbursable expenses paid by our Sponsor recognized in the unaudited condensed consolidated statement of operations. As of September 30, 2021, $968,700 was included in Due to related party on our condensed consolidated balance sheet at September 30, 2021.
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

Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that were considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 97,750,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 21,118,750, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our unaudited condensed consolidated financial statements.

Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely or result in a material adverse effect on our future operating results, financial condition or cash flows.
Following the announcement of the Merger Agreement and as of the date of this Quarterly Report on Form
10-Q,
six demand letters have been received from purported shareholders of the Company, demanding the issuance of additional disclosures in connection with the Business Combination and alleging that our definitive proxy statement/final prospectus filed by the Company with the SEC on October 12, 2021 is false and misleading and omits material information and that the board of directors and/or the Company breached our fiduciary duties and/or federal securities laws in connection with those disclosures. In addition to the demand letters, a complaint captioned
Mau v. Reinvent Technology Partners Y
, was filed on August 31, 2021 in the Supreme Court of the State of New York, County of New York, alleging that our definitive proxy statement/final prospectus is false and misleading and omits material information, the members of the board of directors breached their fiduciary duties, and the Company aided and abetted those breaches in connection with those disclosures. We believe such allegations to be without merit.
Item 1A. Risk Factors.
As a result of the consummation of the Aurora Business Combination on November 3, 2021, the risk factors previously described in the Company’s IPO Prospectus and the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021. For risk factors relating to the Company’s business following the Aurora Business Combination, please refer to the section entitled “Risk Factors” in our definitive proxy statement/final prospectus dated October 8, 2021, and filed by us with the SEC on October 12, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On October 7, 2020, our Sponsor paid an aggregate of $25,000 to cover certain expenses on our behalf in exchange for issuance of 5,750,000 ordinary shares (the “Founder Shares”). On February 10, 2021, we effected a share capitalization resulting in an aggregate of 24,437,500 Class B ordinary shares issued and outstanding. In October 2020, our Sponsor transferred 30,000 Founder Shares to each of our independent director nominees. Our Sponsor agreed to forfeit up to an aggregate of 3,187,500 Founder Shares to the extent that the option to purchase Over-Allotment Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on March 16, 2021; thus, those Founder Shares were no longer subject to forfeiture. At September 30, 2021, 24,437,500 Class B ordinary shares were issued and outstanding.

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
Use of Proceeds
On March 18, 2021, we consummated the Initial Public Offering of 97,750,000 Units, including 12,750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $977.5 million. Morgan Stanley acted as the book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-
253075). The SEC declared the registration statements effective on March 15, 2021.
Substantially concurrently with the closing of the Initial Public Offering, we consummated the Private Placement of 8,900,000 Private Placement Warrants, at a price of $2.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of approximately $22.3 million.
In connection with the Initial Public Offering, we incurred offering costs of approximately $54.5 million, of which approximately $34.2 million and approximately $18,000 were for deferred underwriting commissions and deferred legal fees, respectively. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $977.5 million of the net proceeds from the Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) were placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants were held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form
10-Q
until the consummation of the Aurora Business Combination.
We used substantially all of the funds held in the Trust Account to complete the Aurora Business Combination. Funds held in the Trust Account were also used to fund the redemption of common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 14, 2021, by and among the Company, Merger Sub, and Aurora (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2021).

2.2	Plan of Domestication, dated as of September 28, 2021 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 29, 2021)

3.1	Certificate of Incorporation of Aurora Innovation, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

3.2	Bylaws of Aurora Innovation, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

4.1	Warrant Agreement, dated March 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(incorporated by reference to Exhibit 3.1 to the Company

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

AURORA INNOVATION, INC.

By:	/s/ Chris Urmson

Name:	Chris Urmson
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard Tame

Name:	Richard Tame
Title:	Vice President, Finance (Principal Financial and Accounting Officer)