Form 10-K
period 2021-12-31
Aurora Innovation, Inc.
filed 2022-03-11
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40216
____________________________
Aurora Innovation, Inc.
____________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1562265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1654 Smallman St., Pittsburgh, PA	15222
(Address of Principal Executive Offices)	(Zip Code)
(888) 583-9506
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	AUR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	AUROW	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on Nasdaq, was approximately $966,747,500. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 642,892,171 shares of Class A common stock and 481,107,977 shares of Class B common stock as of March 1, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report include statements about:

•our ability to recognize anticipated benefits of the Business Combination (defined below), which may be affected by, among other things, our ability to grow and manage growth profitably following the closing of the Business Combination;
•our ability to commercialize the Aurora Driver safely, quickly, and broadly on the timeline we expect;
•the market for autonomous vehicles and our market position;
•our ability to compete effectively with existing and new competitors;
•the ability to maintain the listing of our Class A Common Stock and warrants on Nasdaq;
•our ability to raise financing in the future;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our ability to effectively manage our growth and future expenses;
•the sufficiency of our cash and cash equivalents to meet our operating requirements;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•our ability to successfully collaborate with business partners;
•our ability to obtain, maintain, protect and enforce our intellectual property;
•economic and industry trends or trend analysis;
•the impact of the COVID-19 pandemic; and
•other factors detailed under the section entitled “Risk Factors.”

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-

looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Part I
Item 1. Business
INFORMATION ABOUT AURORA
Unless the context otherwise requires, all references in this section to the “Company,” “Aurora,” “we,” “us,” or “our” refer to the business of Aurora Innovation Holdings, Inc. and its subsidiaries prior to the consummation of the Business Combination (defined below), and to Aurora Innovation, Inc. and its subsidiaries after the completion of the Business Combination.
Corporate History and Background

On November 3, 2021 (the “Closing Date”), Reinvent Technology Partners Y (“RTPY”), now known as Aurora Innovation, Inc., consummated a business combination with Aurora Innovation Holdings, Inc., a Delaware corporation (f/k/a Aurora Innovation, Inc. and f/k/a Avian U Merger Holdco Corp. and referred to herein as “Legacy Aurora”) , and RTPY Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of RTPY (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement” and the transactions contemplated thereby, the “Business Combination”), by and among RTPY, Legacy Aurora and Merger Sub. Our Class A common stock and public warrants are listed on Nasdaq under the symbols “AUR” and “AUROW,” respectively. Our Class B common stock is neither listed nor publicly traded.

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Aurora was effected through the merger of Merger Sub with and into Legacy Aurora, with Legacy Aurora surviving as the surviving company and as a wholly-owned subsidiary of RTPY. On the Closing Date, the Company changed its name from Reinvent Technology Partners Y to Aurora Innovation, Inc.
Company Overview
Our mission is to deliver the benefits of self-driving technology safely, quickly, and broadly.
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three of the most prominent leaders in the self-driving space. Led by a team with deep experience, we are developing the Aurora Driver based on what we believe to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst a multitude of vehicle types and applications. As of December 31, 2021, it has been successfully integrated into eight different vehicle platforms designed to meet its requirements: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating a common driver platform for multiple vehicle types and use cases, the capabilities we develop in one market reinforce and strengthen our competitive advantages in other areas. For example, the capabilities needed for a truck to move safely at highway speeds would also be critical in ride hailing when driving a passenger to the airport via a highway. We believe this is the right approach to bring self-driving to market and will enable us to capitalize on a massive opportunity, including the $4 trillion global trucking market, the $5 trillion passenger mobility market, and the $400 billion local goods delivery market.
Beyond the economic opportunity, we believe we have a unique opportunity to affect a material positive impact on the lives of millions of people, while also improving business productivity. First and foremost, we are focused on the opportunity to greatly improve road safety. Every year more than a million people lose their lives on the world’s roads, and we believe we can meaningfully reduce this number. In trucking, we can enable logistics networks to move goods more efficiently, and also help fill the shortage of 80,000 truck drivers as of 2021 by providing a self-driving option. We will expand access to transportation, improving the lives of approximately 25.5 million people with a disability in the U.S. who have difficulty traveling outside of the home. And we will give people back their time; the average driver spends the equivalent of 10 days a year commuting—time that can be made more productive and enjoyable.
We intend to launch trucking as our first driverless product, as we believe its massive scale, significant structural need, attractive unit economics, and self-similar operating environment will allow us to rapidly deploy and profitably scale on high-volume, highway-focused routes. Drafting on the revenue and technical capability we expect this trucking product to generate, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility and local goods delivery markets. Today, we operate our self-driving test vehicle fleet in diverse weather and operating environments, across the Bay Area, Pittsburgh and Texas, allowing us to create a more robust self-driving system. We also carry truck freight on behalf of our partners in preparation for driverless commercialization.

Our first-principles approach, which we define as “Self-Driving 2.0,” underpins our technology development strategy for the Aurora Driver. We made foundational investments early on, based on our prior experience in the self-driving industry, that allow us to accelerate development and position our platform for long-term scalability. Some of these foundational investments include developing the Aurora Driver with what we believe to be the optimal combination of machine-learned and rule-based approaches. We have also built a proprietary Virtual Testing Suite, which makes our development more efficient and faster than traditional approaches that rely heavily on on-road vehicle fleets. While many companies in the self-driving industry tout miles driven as a metric, our Virtual Testing Suite allows us to iterate faster and more efficiently, while reducing our reliance on on-road testing.
We have also invested in our next-generation sensing suite, which combines the best of camera, radar, and lidar. This includes developing our Aurora FirstLight Lidar, which uses proprietary frequency modulated continuous wave (“FMCW”) technology that enables long-range sensing, and simultaneous detection of both the position and velocity of objects. We believe that when combined with our industry-leading sensor suite and perception system, this technology uniquely enables safe operation at highway speeds and is unmatched by our competitors’ alternative solutions. We believe this unlocks the $4 trillion global trucking market, as trucks must be capable of operating at up to 65 miles per hour and 80,000 pounds gross vehicle weight, necessitating redundant long-range sensing in order to plan and take action appropriately. High-speed operation is also key to unlocking the full opportunity set across passenger mobility and local goods delivery, where a significant percentage of trips require operation on highways and other high-speed roads.
To bring our product to market at scale, we focus on what we do best – building self-driving technology – and through strategic partnerships work with best-in-class companies to deliver the benefits of our technology broadly. We have strategic partnerships with:
•PACCAR & Volvo, who together represent nearly 50% of US Class 8 truck sales.
•Toyota, the #1 passenger vehicle manufacturer by volume globally.
•Uber, the largest ride hailing company globally.
With these strategic partnerships, each party is making significant investments towards integrating the Aurora Driver into their vehicles and logistics and mobility networks. We believe that partnering with other industry leaders enables us to scale more efficiently, as it allows us to focus on what we do best – developing the Aurora Driver—while our partners handle activities such as vehicle manufacturing, fleet ownership, and operation. We are proud that these industry leaders have selected Aurora as their self-driving partner. During 2021, we launched commercial trucking pilots with Fedex and Uber Freight in which we began regularly and autonomously hauling loads under the supervision of vehicle operators, and also exploring integrating access to Uber Freight’s digital freight network within our autonomous trucking product.
To deliver our product, we plan to offer a Driver as a Service business model, whereby partners can subscribe on a per mile basis. While we will supply self-driving technology, we do not intend to own nor operate large vehicle fleets ourselves. We will partner with automotive companies, fleet operators, and other third parties to commercialize and support Aurora-powered vehicles. We expect this Driver as a Service model to enable an asset-light and high-margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships.
As of December 31, 2021, we have assembled an approximately 1,600-person team, consisting of leading experts in robotics, machine learning, hardware design, software engineering, systems engineering, and safety. We believe that our combined experience and expertise allow us to move faster and more efficiently than our competitors as we make purposeful, foundational technological investments in safe and scalable self-driving technology.
The Self-Driving Industry
The concept of self-driving vehicles has captured the human imagination for nearly a century. Early demonstrations, led by academics and industry experts, have shown both the promise of this technology as well as the difficulty of its development. These scattered efforts were jump started in the early 2000s when the Defense Advanced Research Projects Agency (DARPA) sponsored a series of open competitions to focus and accelerate the efforts of various research groups. Our Founder and Chief Executive Officer, Chris Urmson was the technical director for the Carnegie Mellon University team that progressed furthest in the first DARPA competition in 2004 and won the final, 60-mile long urban driving challenge in 2007.
Since that time, major automotive and technology companies, as well as promising startups, have invested heavily in this technology. As a result, the industry has experienced rapid improvement in a multitude of areas including sensor range and accuracy, computing and processing capacity, machine learning techniques, vehicle integration, and safety redundancy.

Levels of Automation
To measure the scope of these systems, the Society of Automotive Engineers (SAE) has defined six levels of automation, from no automation (Level 0) to full automation (Level 5). Advanced driver assistance (ADAS) technologies, which are reliant on human oversight and intervention, are classified as Level 1 and Level 2 automation.
Aurora’s technology is designed to deliver fully autonomous driving without the need for human intervention. This is classified as Level 4 – High Automation, with the vehicle capable of performing all driving functions under certain conditions, such as specific road types and weather. This set of conditions is referred to as the system’s “operating domain.” We believe that, because a driver is no longer required inside the vehicle, this level of automation allows for step-change benefits in both safety and efficiency and opens massive commercial opportunities.
Benefits of Automation
Key benefits of vehicle automation include:
•Improved safety. Each year 1.3 million people lose their lives in vehicle accidents globally. In the United States, truck transportation is the industry occupation with the highest number of fatalities. Human factors, such as fatigue, distraction, or recklessness, are estimated to contribute to up to 94% of crashes. Autonomous cars and trucks can mitigate these factors through constant and consistent attention to the driving environment and advanced sensing and perception technology.
•Faster, more efficient goods movement. E-commerce continues to grow share of consumer purchases, and expectations for rapid, or same-day delivery are constantly increasing. Today, truck drivers are limited to eleven hours per day of driving based on Hours of Service limitations. Autonomous trucks will not be subject to these limitations, and we expect our trucks will be able to move freight more than twenty hours per day, thereby moving goods faster and more efficiently. For example, this means a truckload of goods can be shipped from Los Angeles to Houston in one day, instead of two. We believe this will enable smoother and more reliable supply chains and expand markets for manufacturers and retailers.
•More reliable freight supply. The trucking industry currently faces an estimated 80,000 driver shortage, which is forecast to rise to 160,000 by 2028. Fewer drivers are entering the trucking industry, and 54% of truckers were older than 45 years old in 2020, compared to 31% in 1994. These factors drive the over 90% annualized turnover at large truckload carriers. Labor related costs are also the leading cost component for trucking, representing 44% of per-mile trucking costs. We believe autonomous trucks can address the driver shortage and meaningfully reduce costs.

•Reduced Insurance Expenses. The average cost of a large truck crash involving a fatality is $3.6 million. Insurance costs rose 5% per year from 2010 to 2018, and the cost of insurance is consistently ranked as a top concern by truck carriers. As we drive safety improvements for autonomous vehicles, we also enable meaningful cost savings.
•Enhanced Energy Efficiency. Transportation represents 29% of total US greenhouse emissions, of which 82% comes from light-duty vehicles and medium and heavy-duty trucks. Several studies have shown that autonomous trucks have the potential to materially reduce fuel consumption and greenhouse gas emissions in excess of 10% through eco-driving, off-peak deployment, and capping peak speeds.
We also believe self-driving technology will accelerate the transition to next-generation power trains such as battery electric and hydrogen fuel cells, as we believe geofenced operations are more conducive to deploying new infrastructure, and cost savings, enabled by lower maintenance and fuel spend, are attractive drivers of fleet adoption.
•Increased access to passenger mobility. Autonomous vehicles enable greater access to transportation by reducing the costs of transportation and providing a viable alternative to manually driven vehicles. For example, according to the BTS Transportation Statistics Annual Report, more than 56 million Americans report having a disability, and an estimated 25.5 million people report having disabilities that make traveling outside the home difficult. Even further, an estimated 3.6 million people with disabilities report not leaving their homes because they are disabled or housebound.
•Greater individual productivity. According to a study from Securing America’s Future (SAFE), in the United States, nearly 7 billion hours are spent in traffic each year. We believe that self-driving technology will enable significant productivity gains for individuals who will gain the freedom to allocate time spent driving to other activities.
Commercialization & Growth Strategy
We plan to commercialize the Aurora Driver safely, quickly, and broadly. Key tenets of our commercialization and growth approach are:
1.Prioritizing our development efforts based on return on investment. The Aurora Driver will eventually be able to serve different applications and use cases over broad areas. At the same time, our goal is to drive value quickly for our partners and society, as well as scale our business. This leads us to trucking as our first commercial product, given massive industry demand, attractive unit economics, ability to deploy on high volume highway-focused routes, and self-similarity in the interstate highway system. Similarly, as we extend capabilities and geographic reach in trucking and later rides, we will focus on the highest returning areas first, and extend outwards from there.
2.Using our common platform approach to scale and drive competitive advantage. Because the Aurora Driver works across vehicle platforms and applications, we inherit the capabilities previously developed as we extend into new areas. This allows us to earn a higher return on our development investment, and drive scale across use cases, which in turn increases our pace of learning and helps reduce the cost of our hardware.
3.Focusing on what we do best. Our core business is developing the safest and best self-driving system in the world. Our Driver as a Service business model recognizes the immense capabilities and strengths of our OEM, network and logistics partners and allows each party to focus on what they do best as we commercialize and scale our technology.
4.Building on our trusted reputation. The opportunity to revolutionize transportation is massive, but this opportunity depends on trust. Our technology needs to be trustworthy. Our company needs to be trustworthy. And so our task is to build trust, one step at a time. We do so by engaging with different stakeholder groups – local, state and federal governments, partners, and the general public. We believe that the credibility and trust we continue to build will serve us well as we deliver this technology.

Vehicles drove over 3.2 trillion miles in the United States in 2019. This represents a massive potential market opportunity for self-driving technology. We estimate that our core markets of trucking, passenger mobility, and local goods delivery currently generate $2 trillion of revenue in the United States, and over $9 trillion globally. As a fully integrated L4 autonomous driving system, we believe the Aurora Driver will be uniquely positioned to capture market share and play a critical role in the evolving autonomous vehicle ecosystem.

Trucking
We plan to launch Aurora Horizon, our driverless trucking subscription service, as our first commercial product. We have prioritized this segment as we believe it is an optimal first product for both commercial and technical reasons:
•Commercial. Trucking generated over $700 billion in revenue and 300 billion vehicle miles traveled in the US in 2019. Trucking is a critical part of the United States economy, responsible for moving 65% of goods. Globally, we estimate that trucking is a $4 trillion industry. The trucking industry faces a number of ongoing challenges that the Aurora Driver can help solve. The industry has experienced a persistent driver shortage, resulting in high driver turnover. Growth in e-commerce increases customer expectations for same- or next-day delivery, while service restrictions on driver operating hours create inherent limitations to optimally fast and responsive supply chains. These constraints increase the cost to transport goods and create supply chain inefficiencies. By enabling greater efficiency, autonomous trucks can have a significant positive impact. For these reasons, the US Department of Transportation has recently stated that autonomous trucking has the potential to add over $68 billion to US GDP. We believe our technology can help solve key pain points of fleet owners by providing a consistent driver supply, the ability to offer fast and efficient transport, and fuel efficiency. In turn, we believe this creates significant demand and willingness to pay for our product. Additionally, the design and road construction of highways is more standardized and defined across the United States interstate highway system than are local roads, and a very significant amount of freight volume is concentrated on major highway corridors. We believe these factors will enable rapid and broad scaling.
•Technical. The United States interstate highway system is a more structured environment than urban streets given limited access to pedestrians, bicyclists, and crossing intersections. Moreover, moving goods avoids the complexity of solving for passenger ride comfort, as the system can be optimized to drive cautiously and, for instance, pull over on the highway shoulder safely if the system encounters something that it has not learned to handle autonomously. One element of highway autonomous trucking that must be considered is the increased requirements on the system’s perception capabilities, particularly as it relates to seeing at far range, given that the vehicle may weigh up to 80,000 pounds and operate at up to 65 miles per hour. Aurora’s investment in long-range perception, including Aurora’s proprietary FirstLight Lidar, enables us to solve this, while benefiting from the other elements that make deploying trucks on highways an advantageous initial market entry point.

During 2021, we launched commercial trucking pilots with Fedex and Uber Freight in which we began regularly and autonomously hauling loads under the supervision of vehicle operators, and also exploring integrating access to Uber Freight’s digital freight network within our autonomous trucking product.

We plan to initially launch Aurora Horizon, our driverless trucking product, in late 2023 in Texas, which has the largest freight market in the US, a favorable business and regulatory environment, and moderate weather. These characteristics make it an attractive market for our initial driverless launch. From there, we plan to expand to other key freight corridors, which we will prioritize based on commercial, technical, and regulatory considerations. We expect to expand nationwide over the course of the decade.
Passenger Mobility
Our second core market focuses on passenger mobility, initially targeting the ride hailing space with Aurora Connect, our driverless ride hailing subscription service. Based on public filings, we estimate that the U.S. ride-hailing market was a $35 billion market in 2019, growing at more than 10% annually. Beyond ride-hailing, the broader passenger mobility market includes nearly 2 trillion vehicle miles driven by personally owned light-duty vehicles in urbanized areas. According to the Bureau of Transportation Statistics, the U.S. passenger mobility market is in excess of $1 trillion. Alongside health, housing, and food, transportation is one of the largest segments of U.S. household spending. Globally, we estimate that passenger mobility represents a $5 trillion market.
As it exists today, however, passenger mobility is subject to inefficiencies and responsible for notable negative impacts – roadway deaths, lost productivity, and greenhouse gas emissions. These are all challenges that self-driving technology has the potential to help alleviate. We believe that the Aurora Driver can provide a safer alternative to manually-driven transport, return numerous hours that would otherwise have been spent driving, and expedite the transition to electric vehicles.
We believe technological advancements in ride-hailing and lower structural costs, enabled by self-driving technology, will expand ride-hailing into more passenger mobility use cases and drive mass adoption, further democratizing access to mobility. We aim to improve the rider experience through the quality, cleanliness, and consistency of the Aurora Driver-powered fleet while also offering more rider control over the in-vehicle experience (e.g. music, climate). Future vehicle platforms may be designed to support specific transportation use cases (e.g. airport trips, commutes, social rides) that further improve the experience offered today.

We plan to launch Aurora Connect, our driverless ride hailing product, in late 2024, leveraging our strategic relationships with Toyota and Uber. As we use the same Aurora Driver hardware and software as for trucking, we will leverage capabilities already in use by our trucking product. Our ability to drive safely at high speed will allow us to serve the significant fraction of ride-hailing trips that require high speed on interstates and highways. We expect our growth will consist of commercial expansion within and across cities.
Local Goods Delivery
Our third core market is local goods delivery, which we estimate to be a $100 billion market in the United States and $400 billion globally, growing at more than 10% annually, based on public filings and industry reports. This market spans several sub-segments, including last-mile parcel and post, prepared food, grocery, and business-to-business (B2B) delivery.
The COVID-19 pandemic has highlighted the importance of local goods delivery, as well as the supply chain disruptions that can be experienced when consumer behavior changes abruptly. We expect consumer demand for online shopping and on-demand ordering will largely remain in place following the COVID-19 pandemic and that retailers, restaurants, and other local businesses will seek to address these preferences through expanded delivery channels. Self-driving technology can provide meaningful value in making e-commerce and on-demand purchases more affordable for consumers and more accessible to businesses.
Relative to trucking and passenger mobility, we believe local goods delivery has more advanced technical complexity given active problem-solving related to identifying appropriate drop-off locations and completion of the “last 50 feet” of goods delivery from vehicle to door. We expect that the Aurora Driver will be uniquely positioned to serve this market based on reinforcing competitive advantages and technical gains from trucking and ride hailing. We expect the operating domain for local goods delivery to overlap closely with personal mobility and commercial operations of local goods delivery to commence following personal mobility launch.
Expand global footprint.
We intend for the Aurora Driver to serve people and communities around the world. Our commercial operations will start in the United States, but we expect to broaden our footprint to include international markets where the value proposition of our technology is compelling, regulations are conducive, and roadways are comparable. This includes, but is not limited to, Canada, Europe, Japan, and Australia and New Zealand.
Self-reinforcing effects of our business model
We believe that our operation across these three large markets leads to multiple beneficial self-reinforcing effects for our business model:
1.Higher return on development investment. By being able to recoup the significant majority of our development costs across multiple end markets, we increase the return on our overall investment, as well as each capability we develop.
2.Economies of scale and cost reduction. The scale we generate in one market will serve to drive down our hardware cost. Because we use the same hardware stack across vehicle types, this reduces our cost to serve each end-market in which we operate.
3.Learning and data. By having an ever-increasing Aurora-Driver powered vehicle fleet, we collect more data and driving experience to hone our system; the benefit accrues across all markets in which we operate.
4.Reputation. Trust in our company and technology is paramount, and we expect that the trust we earn – with governments, the public, and partners – builds across the markets in which we operate.
Aurora’s Competitive Advantages
Industry leading team.
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three leaders in the self-driving space. Chris led the Google self-driving car team and was technology director for Carnegie Mellon when it won the 2007 DARPA Urban Challenge; Sterling developed MIT’s Intelligent CoPilot, then launched Tesla’s Model X and Autopilot; Drew worked for two decades at the intersection of machine learning and robotics across industry and academia at Carnegie Mellon. As of December 31, 2021, Aurora has assembled an approximately 1,600-person team, of whom approximately 1,400 focus on engineering and product. Our company consists of world-leaders in robotics, machine learning, hardware design, software engineering, systems engineering, and safety. Aurora has over 1,100 awarded and pending patents worldwide. In 2021, Aurora acquired and integrated Uber’s self-driving unit, strengthening our team, our technology, and our intellectual property. The acquisition added to the breadth and depth of talent we have to deliver on our mission. We foster a high-performance and mission-driven culture which drives successful execution, and we believe this makes us an employer of choice in our industry.
Next-generation technology
Unencumbered by legacy technology and methods, we have taken a clean sheet approach to creating a safe and scalable self-driving system. We have invested in key areas of differentiation that we believe provide a long-term advantage, including:
•Careful integration of machine learning and engineering approaches throughout our perception and motion planning systems
•Virtual Testing Suite that allows for accelerated and efficient development
•Differentiated long-range, high-resolution, multi-modal sensor suite that includes FirstLight Lidar technology, which allows numerous advantages over traditional lidar, including the ability to unlock safe operation at highway speeds
•Scalable maps that are maximally relevant to the challenges of self-driving
Common driver platform technology, scalable across vehicle types and use cases
The Aurora Driver is built on a common architecture that is designed to adapt readily to the vehicle platform it controls. This allows the Aurora Driver to learn from and leverage its experience and capabilities across a wide range of vehicle makes and models. We invested early in our hardware suite to minimize reliance on any one vehicle platform, allowing greater optionality in both the types of vehicles we use as well as their commercial applications.
Differentiated go-to-market strategy
Our technology enables us to first target trucking, which we believe is the optimal way to enter the market and scale self-driving technology. Because of the extensibility of the Aurora Driver across vehicle types and use cases, we are able to take advantage of capability overlap across use cases, increased learning with scale, and cost reductions in our self-driving system. Therefore, the capabilities and scale we develop in trucking accelerate our expansion into passenger mobility and local goods delivery, and vice versa.
Deep strategic partnerships which support commercialization at scale
We have developed strategic partnerships with industry leaders like PACCAR, Volvo, Toyota and Uber and will work together to develop and scale Aurora Driver-powered trucks and self-driving passenger vehicles. Our partners are industry leaders in their respective fields and we are able to leverage each of our respective strengths as we commercialize. This allows us to scale faster and more efficiently. With PACCAR and Volvo, we are partnered with OEMs holding almost 50% of the US truck market; with Toyota, we are partnered with the number one passenger car OEM in the world; and with Uber, we are partnered with the number one ride hailing company in the world. We believe partnerships like these will be important in being able to bring a safe, scalable solution to market quickly.
Efficiency of development and operation
We believe that our approach to technological development, coupled with our Driver as a Service business model, enables us to develop and scale our technology efficiently. This is further enhanced by our collaboration with Uber, which allows us access to proprietary anonymized data related to trip demand and economics. This data allows us to optimize our development roadmap to invest in the highest value markets and capabilities.
Mission-driven corporate culture.
From the beginning, we have invested in building a mission-driven company based on a set of values that drive who we are and how we operate. A strong, inclusive, and effective culture is fundamental for the long-term success of a business, and even more so when delivering a technology as complex and transformative as self-driving. We are building an enduring company and our culture and values represent an advantage in delivering and scaling our product.

Our Product
The Aurora Driver
We are building the Aurora Driver – the hardware, software, and services to enable safe, cost-efficient, and high-uptime autonomous driving service. The Aurora Driver is based on a common driver platform design that can integrate with vehicles of various makes, models, and classes to serve multiple commercial applications.
Aurora’s custom-designed hardware suite includes full sensor coverage on three sensing modalities: lidar, radar, and camera, as well as high-performance computing to enable rapid response time. The computer powers Aurora’s self-driving software, which plans a safe path of motion for the vehicle in order to reach its destination.
The Aurora Driver has been designed to be consistent and transferable across different vehicle types, be it a sedan, a van, or a Class 8 truck. This includes purposeful design choices including a hardware suite that is consistent across vehicle types, software that adapts to the unique dynamics of the vehicle it controls, and a system interface over a single umbilical.
As of December 31, 2021, the Aurora Driver had been successfully integrated across eight different vehicle platforms. The commercial self-driving vehicles that integrate with the Aurora Driver will include redundant steering, braking, and power to promote safe vehicle operation in the event of a component failure. We work closely with our OEM partners to develop a safe, reliable, and scalable integrated solution.
Driver as a Service Business Model
The Aurora Driver will be delivered as a service via Aurora Horizon, our driverless trucking product, and Aurora Connect, our driverless ride hailing product. We intend to partner with our ecosystem of OEMs, fleet operators, and mobility and logistics services, as well as other third parties, to commercialize and support Aurora-powered vehicles. With our business model, fleet owners will purchase Aurora Driver-powered vehicles from our OEM partners, subscribe to the Aurora Driver, and utilize Aurora-certified fleet service partners to operate autonomous mobility and logistics services. In many instances, the same party may play multiple roles: for example, our OEM partners will in certain cases also provide maintenance services and act as a fleet operator.

By subscribing to the Aurora Driver, our customers will be able to receive access to the following:
1.Aurora Driver hardware and software to enable safe and efficient autonomous operation of the self-driving fleet;
2.Updates to the Aurora Driver, including map and software updates;
3.Access to the Aurora Cloud platform, which will interface with their systems and enable efficient dispatch, deployment, and fleet monitoring;
4.Teleassistance support, where trained specialists monitor Aurora Driver-powered vehicles and provide high level guidance when needed; and
5.Access to Aurora-certified third party services, including maintenance of the Aurora Driver, roadside assistance for the Aurora Driver, and insurance.
Components of the offering such as maintenance, hardware financing, and insurance, will be delivered in partnership with our third-party partner network. We believe that this business model uniquely allows us to scale in a high margin way, and succeed as our customers succeed.
Technology
Our Technological Advantages
Since our inception, we have taken a clean sheet approach to the way we build our technology, leveraging our team’s past experience and learnings. We have made purposeful, foundational technological investments that we believe will enable us to move towards meaningful commercialization more safely, quickly, and broadly. Examples of this ‘self-driving 2.0’ approach, across both hardware & software, include:
1.Proprietary lidar technology to unlock highway speeds;
2.Next-generation approach to Perception and Planning that leverages the distinct strengths of both machine learning and engineered approaches;
3.Common driver platform approach which allows our system to scale onto different vehicle types, such as cars and Class 8 trucks;
4.Aurora’s Virtual Testing Suite, which increases engineering velocity; and
5.Scalable approach to high-definition maps

Proprietary Lidar technology
Aurora’s long-range, multi-modal sensing suite consists of high-resolution, high dynamic range and long-range cameras, next-generation imaging radar, and our industry-leading proprietary FirstLight Lidar.
FirstLight alone provides a number of meaningful performance advantages over traditional lidar sensors. Traditional pulsed lidar is amplitude-modulated (AM), which works by emitting brief light pulses at a fixed frequency. The locations of objects are determined based on how long it takes for those laser pulses to bounce off surfaces and return to the sensor. The challenge with AM lidar is that it has limited range, requires multiple measurements to estimate speed, and is susceptible to lidar-to-lidar and solar interference. Aurora’s FirstLight uses frequency-modulated continuous-wave (FMCW) lidar technology. This has a number of key advantages, which we believe are critical to unlocking safe operation at highway speeds:
1.Greater Range. Our lidar can see nearly twice as far as a typical automotive AM lidar, because our coherent measurement enables single-photon sensitivity. The enhanced range of our FMCW lidar enables the detection and tracking of objects and actors at the very long ranges essential for high-speed driving.
2.Simultaneous Range and Velocity. FirstLight instantaneously measures the radial velocity of the targets as well as distance. This allows quicker reaction times and better tracking of other objects on or near the road.
3.Interference Immunity. Each FirstLight sensor is primarily sensitive to only the signals it creates. Therefore, it benefits from immunity to interference from ambient sunlight and to lidar-to-lidar interference, which will be important as self-driving fleets scale.
Leveraging the Best of Machine Learning and Engineered Approaches
Aurora’s approach to designing the Aurora Driver software leverages our team’s expertise in both machine learning and fundamental engineering. Use of either approach for solving a problem has advantages and disadvantages, and therefore the thoughtful fusion of both is critical to creating a safe and scalable system. The key distinctions between machine learning and engineering are that:
•Engineered systems are built by humans and tend to be simpler and more introspectable (i.e. can understand ‘why’ an action is taken).
•Machine-learned systems are tuned and developed by algorithms and trained on data. This can allow for greater nuance and complexity, and have the additional advantage that new data can improve overall performance. However, machine-learned systems are less introspectable than engineered systems.
Aurora’s software teams are selective in their application of each, and frequently bring both to bear on a single task in ways that utilize the independent strengths of each to create a higher-performance system.
An example of this is the Planning system. As the Aurora Driver operates, it uses an engineered approach to maintain appropriate safety buffers—an example is maintaining sufficiently safe following distance, such that the Aurora Driver can stop safely even if the car in front of it brakes aggressively. Using this engineered approach permits strong safety guarantees. However, a system built around such guarantees alone would not drive in a human-like fashion, and may act in such a way that other road users would find it unpredictable. Therefore, we also employ a machine-learned approach where the system learns from exemplary human drivers how to naturally behave during many commonplace interactions, such as merging onto a highway—subject to the buffers defined by the engineered system. Interleaving these two methods allows for the creation of verifiably safe, and natural, driving behavior.
Common Driver Platform Approach
The Aurora Driver has been designed from the ground up to support multiple automakers and commercial applications with the same core hardware and software. We invested early in a hardware suite that is consistent across vehicle platforms, and software that adapts to the unique behaviors, constraints, and dynamics of whatever vehicle it controls—whether that be a Class 8 tractor or light passenger vehicle.
The Aurora Driver uses the same hardware suite across trucks and passenger vehicles. Because all Aurora-Driver powered vehicles carry a common set of self-driving hardware and software, Aurora and its partners benefit from the collective scale of all participants on the platform.
Significant Investments in Virtual Development
Our Virtual Testing Suite is a major engineering accelerator. Virtual testing refers to any time that our system is being tested in response to synthetic or historical data as opposed to operating in real-time on the road. Aurora incorporates frequent and extensive use of virtual testing.

There are numerous benefits to virtual testing:
•Efficiency. Aurora’s motion planning simulation is 2,500 times less expensive than on-road testing.
•Speed. Aurora’s Virtual Testing Suite can scale to continuously simulate the equivalent of over 50,000 trucks on the road. This figure will grow both as a result of increased technological innovation inside Aurora, as well as from expanding scale available from leading cloud computing providers.
•Safety. Aurora’s Virtual Testing Suite dramatically reduces the number of on-road miles of driving needed to develop the Aurora Driver, which reduces exposure to risk associated with on-road testing.
•Variation. Aurora’s Virtual Testing Suite can automatically alter details to create myriad permutations from a single scenario encountered on the road, and even simulate scenarios we have not previously encountered on the road. We can adjust factors like weather, traffic density, or pedestrian behavior. We can quickly test against many thousands of likely variations to understand how the system would have responded.
•Repeatability. As our sensor stack evolves, our Virtual Testing Suite remains relevant, whereas past real-world data collected on an out-of-date sensor stack becomes obsolete. We believe this is unique to Aurora due to our industry-leading expertise in sensor data simulation and systemically generating new scenarios.
Aurora has invested significantly in virtual testing at a time when much of the self-driving industry was focused on real world mileage accumulation. We believe that as the industry reaches the long tail of development, these investments will increasingly accelerate our path to market and scale relative to competitors.
Scalable Approach to High-definition Mapping
Aurora’s approach to mapping aims to optimize for two factors: first, a map that is maximally relevant to the challenges of self-driving; and second, a map that can be maintained at scale.
The Aurora Atlas is a map purpose-designed for these goals. It is broken into smaller maps that cover sub-areas, which are referred to as shards. Many classic maps have not been built for self-driving and thus prioritize global positioning accuracy at a substantial detriment to local accuracy. Aurora’s map shards, however, prioritize being locally accurate, as it is far more important that the Aurora Driver knows the location of nearby actors and objects as accurately as possible rather than where it is in some global sense. We do this without sacrificing any meaningful amount of the Aurora Driver’s broader context about where it is in the world or along a route.
The sharded, locally consistent approach to the Aurora Atlas enables scalability. Rebuilding the content of a shard takes minutes, whereas for classic maps, these areas can be the size of an entire city and take far longer to adjust. Swapping out a shard in a live deployed map is possible to do rapidly over-the-air, whereas deploying an entirely new map for a city requires a lengthy process. Finally, as the Aurora Driver begins to operate in new areas, the increase in mapped content will not alter existing content or require any editing/re-release of past maps, which a non-sharded approach would require; this keeps existing operational support much simpler even under a rapid expansion plan.
Our Culture
Aurora’s values guide our work and culture and support our ability to deliver our mission. They set the tone for the way we operate, they define who we are and how we do things, and they guide us when we face difficult situations. Our values are:
1.Operate with integrity. We do the right thing. Our success depends on being trustworthy. Our task is to build and earn trust with everything that we do;
2.Focus. We are solving one of the most challenging problems of our generation—and we’ll get there by fostering a culture of depth, focus, and rigorous engineering;
3.No jerks. We solve hard technical problems through discussion and collaboration. We assume the best intent in people and trust we are all working towards the common goal;
4.Be reasonable. We expect each other to use good judgment and always have the best interest of the company and our partners in mind;
5.Set outrageous goals. We set ambitious goals and move with urgency to deliver our best work; and
6.Win together. We are building a technology and a company that will serve people and communities around the world. Our team’s diverse perspective and experience makes us stronger, and better reflects the world we live in.

Competition
Our main sources of competition fall into two categories:
•Technology-focused companies building end-to-end technical capabilities for self-driving applications
•Automotive players building internal self-driving development programs
The principal competitive success factors in our market, in no particular order, include, but are not limited to:
•Technology quality, reliability, and safety
•Engineering capabilities
•Business model and go-to-market approach
•Commercial partnerships
•Cost and efficiency
•Patents and intellectual property portfolio

Because of the depth and breadth of our talent, fully integrated self-driving stack, differentiated go-to-market approach, and unique partnerships that drive commercialization at scale, we believe that we are able to compete favorably across these factors.
Intellectual Property
Our success and competitive advantage depend in part upon our ability to develop and protect our core technology and intellectual property. We own a portfolio of intellectual property, including patents and registered trademarks, confidential technical information, and expertise in the development of software and hardware for autonomous vehicles and lidar technology.
We have filed patent and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. We also rely on trade secrets, design and manufacturing know-how, continuing technological innovations, and licensing and exclusivity opportunities to maintain and improve our competitive position. Additionally, we protect our proprietary rights through agreements with our commercial partners, supply-chain vendors, employees, and consultants, as well as close monitoring of the developments and products in the industry.
As of December 31, 2021, we owned over 1,100 patents and pending applications, including U.S. and foreign. In addition, we have 4 registered U.S. trademarks, 30 registered foreign trademarks and 21 pending trademark applications. Our patents and patent applications cover a broad range of technology relevant to self-driving vehicles.
In connection with our acquisition of Apparate, we acquired certain intellectual property that may be the subject of a bankruptcy proceeding claim by Anthony Levandowski. We are not a party to those proceedings. In the event that the bankruptcy court rules in favor of Mr. Levandowski with respect to his bankruptcy claims against Uber, certain of the intellectual property we acquired in our acquisition of Apparate may be adversely affected.
Material Agreements
PACCAR Strategic Partnership
In January 2021, we entered into a global strategic partnership with PACCAR in preparation for the launch of the Aurora Driver’s first application in trucking. This partnership combines PACCAR’s considerable expertise in heavy-duty truck development, manufacturing, and sales with our deep understanding of autonomous vehicle technology to bring a safe, efficient self-driving product to market quickly and deploy it broadly. This partnership brings PACCAR and Aurora engineering teams together around an accelerated development program to create truly driverless-capable trucks, starting with the Peterbilt 579 and Kenworth T680. PACCAR and Aurora plan to develop a suite of self-driving fleet services, including servicing and maintenance for the deployment and operation of these trucks at scale over the next several years.

Uber Strategic Partnership
In January 2021, we acquired Uber’s self-driving unit. This acquisition expanded our talent base by over 900 employees, and we gained significant research and technical assets that strengthened and accelerated the first Aurora Driver application for heavy-duty trucks while allowing us to continue and accelerate our work on light-vehicle products.
In addition to acquiring Uber’s self-driving unit, we announced a strategic partnership with Uber that connects our technology to the world’s leading ride-hailing platform and strengthens our position to deliver the Aurora Driver broadly. In support of our partnership with Uber, and concurrent with the acquisition of Uber’s self-driving unit, Uber invested $400 million in Aurora and Uber Chief Executive Officer Dara Khosrowshahi is a member of our board of directors.
As part of our partnership with Uber, we receive unique access to Uber data. This allows more efficient development and operation, as we are able to refine our market selection and prioritize our capability roadmap based on real-world data.
Toyota Strategic Collaboration
In February 2021, we announced a long-term, global, and strategic collaboration with Toyota and DENSO, one of the largest global automotive manufacturers and tier-one automotive suppliers, respectively, to build and globally deploy self-driving cars at scale.
As part of this collaboration, our engineering teams will jointly develop and test driverless-capable vehicles equipped with the Aurora Driver, starting with the Toyota Sienna. As part of this long-term effort, we will be exploring mass production of key autonomous driving components with DENSO and a comprehensive services solution with Toyota for when these vehicles are deployed at scale, including financing, insurance, maintenance, and more. These efforts will lay the foundation for the mass-production, launch, and support of these vehicles with Toyota on ride-hailing networks, including Uber’s.
Volvo Group Strategic Partnership
In March 2021, Volvo selected us as its technology provider to develop and commercialize Level 4 Class 8 trucks in North America. Our first commercial truck with Volvo will be adapted to the requirements of the Aurora Driver. These trucks will combine the best of Volvo’s technology with the Aurora Driver into a compelling and scalable logistics platform.
As Volvo’s official technology partner, we will develop an unprecedented autonomous offering with one of the most trusted commercial truck manufacturers in the world. This partnership will be the center of the integration of the Aurora Driver into Volvo’s on-highway trucks and development of industry-leading Transportation as a Service solutions.
Government Regulation
At both the federal and state level, the U.S. provides a positive regulatory environment to permit safe testing and development of autonomous vehicle functionality. Aurora’s Government Relations team regularly engages with our partners in government to further develop the relationships and regulations necessary to successfully deploy our technology.
Aurora has developed bipartisan support of self-driving technology in both chambers of the U.S. Congress as well as the U.S. Department of Transportation and its agencies. At Aurora, we work with the federal government to ensure it maintains its regulatory authority over the design, construction, and performance of vehicles and applies that same authority to the regulation of highly automated vehicles.
As vehicles equipped with our sensors are deployed on public roads, we will be subject to legal and regulatory authorities such as the National Highway Traffic Safety Administration (NHTSA), the Federal Motor Carrier Safety Administration (FMCSA), state agencies like Departments of Transportation or Departments of Motor Vehicles, and local transportation departments. As the development of federal, state and foreign legal frameworks around autonomous vehicles continue to evolve, we may be subject to additional regulatory schemes. We do not anticipate any near-term federal standards that would impede the foreseeable deployments of our technology. U.S. federal regulations are largely permissive of deployments of higher levels of safe and responsible autonomous functionality.
States, such as Arizona, Florida, Nevada, and Texas, continue to attract self-driving companies with a welcoming regulatory climate that provides the predictability necessary to deploy our technology in those communities. Some states, particularly California, institute operational requirements or restrictions for certain autonomous functions. We believe such hurdles will be removed as we work with our government partners to highlight the benefits of self-driving technology. We work closely with state and local elected officials and regulatory bodies to ensure they continue to welcome the testing and deployment of self-driving vehicles on their roads. By working with these officials to develop technology neutral policies that promote a diverse set of highly automated vehicle use cases and create a level playing field for the industry, we believe that Aurora will be able deliver the benefits of self-driving technology safely, quickly, and broadly.

Similar such reporting and regulatory requirements exist in foreign markets. For example, markets such as the EU also continue to develop their respective standards to define deployment requirements for higher levels of autonomy. Germany, a leader in the automotive industry, recently approved legislation that would allow for the deployment of self-driving technology without a human driver. Given the intense work in these areas, we expect a workable path forward in the near-term.
We are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the U.S. Food and Drug Administration (“FDA”). Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and in reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products.
Similarly, as a company deploying cutting-edge technology with international partners, we are also subject to trade, customs product classification and sourcing regulations. Finally, our operations are subject to various federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable state laws that protect and regulate employee health and safety.
Like all companies operating in similar industries, we are subject to environmental regulation, including water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; and the remediation of environmental contamination. Compliance with these rules may include permits, licenses and inspections of our facilities and products.
Corporate Social Responsibility and Sustainability
Achieving our mission—delivering the benefits of self-driving technology safely, quickly, and broadly—is how we aim to make a positive impact in communities. We strive to revolutionize transportation by making roads safer, providing better services for people who currently have difficulty accessing transportation, freeing up time during commutes, and helping goods more efficiently reach those who need them. Successfully achieving our mission also means promoting development across and around the transportation landscape by creating new opportunities and access to the economy.
As part of our commitment to work with communities where Aurora has a presence and educate them on the benefits of self-driving technology, we partner with local organizations that help bridge the digital divide and promote STEM education. Our Aurora Community Engagement (ACE) Program works with our local partners to identify opportunities for Aurora employees to volunteer in our community specifically with programs that strengthen and diversify the STEM workforce.
Diversity and Inclusion
We are committed to diversity and inclusion. One of our core values — Win Together — is based on bringing together diverse background and perspectives. We celebrate the diversity of the people, experiences, and backgrounds that make up Aurora, and we encourage each other to speak up and share perspectives, respectfully and thoughtfully. We are building technology that will impact all people, so we strive to foster and embrace diversity throughout our business and our teams to bring us closer to those we serve.
Sustainability
Fostering a sustainable environment is also important to us. Starting in 2019, we offset our estimated annual carbon emissions from our facilities, vehicles and air travel by purchasing carbon credits, and we expect to continue to do this in the future. Longer-term, we believe commercialization of our self-driving technology will contribute to a more sustainable future given the potential to materially reduce fuel consumption and greenhouse gas emissions.
Employees
As of December 31, 2021, we have approximately 1,600 employees. None of our employees are represented by a labor union, and we consider our employee relations to be in good standing. To date, we have not experienced any work stoppages.
Corporate Information

Our principal executive offices are located at 1654 Smallman St, Pittsburgh, Pennsylvania 15222. The transfer agent and registrar for our common stock and the warrant agent for our warrants is American Stock Transfer & Trust

Company. The transfer agent’s address is 6201 15th Avenue, Brooklyn, New York 11219], and its telephone number is (800) 937 -5449.

Available Information

Our website address is www.aurora.tech. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.aurora.tech when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, before making an investment decision. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
The following summary risk factors and other information included in this Annual Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.

•Self-driving technology is an emerging technology, and we face significant technical challenges to commercialize our technology.
•We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.
•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•We operate in a highly competitive market and some market participants have substantially greater resources. If one or more of our competitors broadly commercialize their self-driving technology before we do, develop superior technology, or are perceived to have better technology, our business prospects and financial performance would be adversely affected.
•Our services and technology may not be accepted and adopted by the market at the pace we expect or at all.
•We may require significantly more additional capital investment to run our business than previously expected.
•It is possible that Aurora’s self-driving unit economics do not materialize as expected.
•We are highly dependent on the services of our senior management team, without which we may not be able to successfully implement our business strategy.
•Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders.
•We may experience difficulties in managing our growth and expanding our operations.
•Our operating and financial results projections that were previously provided rely in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual results of operations may be materially different from our projections and our estimates of certain financial metrics may prove inaccurate.
•We could fail to successfully select, execute or integrate past and future acquisitions.
•Interruption or failure of Amazon Web Services or other information technology and communications systems that we rely upon could materially and adversely affect our business, financial condition and results of operations.
•We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and partners and end-customers data processed by us or third-party vendors or suppliers.
•Unauthorized control or manipulation of systems in autonomous vehicles may cause them to operate improperly or not at all, or compromise their safety and data security.
•Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, or may operate, may adversely impact our business.
•Our future insurance coverage may not be adequate to protect us from all business risks or may be prohibitively expensive.
•Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

•If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•Unanticipated changes in effective tax rates, adverse outcomes resulting from examination of our income, changes in tax laws or regulations, changes in our ability to utilize our net operating loss, or other tax-related changes could materially and adversely affect our business, prospects, financial condition and results of operations.
•Our success is contingent on our ability to successfully maintain, manage, execute and expand on our existing partnerships and obtain new partnerships.
•We are dependent on our suppliers, some of which are single or limited source suppliers, and these suppliers may not produce and deliver necessary and industrialized components at prices and volumes and on terms acceptable to us.
•Burdensome regulations, inconsistent regulations, or a failure to receive regulatory approvals of our technology could have a material adverse effect on our business, financial condition and results of operation.
•We may become involved in legal and regulatory proceedings and commercial or contractual disputes.
•We may be subject to product liability that could result in significant direct or indirect costs.
•We may not be able to adequately protect or enforce our intellectual property rights, in which case our business and competitive position could be harmed.
•We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
•We could lose the rights to use certain intellectual property that we rely upon if the underlying license agreements are terminated or not renewed.
•Our software contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or give rise to disclosure obligations of proprietary software.
•The market price of our common stock may be volatile and could decline significantly.
•Our dual class structure has the effect of concentrating voting power with our founders, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Risks Related to Our Technology, Business Model and Industry
Self-driving technology is an emerging technology, and we face significant technical challenges to commercialize our technology. If we cannot successfully overcome those challenges or do so on a timely basis, our ability to grow our business will be negatively impacted.
Solving self-driving is one of the most difficult engineering challenges of our generation. The industry can be characterized by a significant number of technical and commercial challenges, including an expectation for better-than-a-human driving performance, large funding requirements, long vehicle development lead times, specialized skills and expertise requirements of personnel, inconsistent and evolving regulatory frameworks, a need to build public trust and brand image, and real world operation of an entirely new technology. If we are not able to overcome these challenges, our business, prospects, financial condition, and results of operations will be negatively impacted and our ability to create a viable business may not materialize at all.
Although we believe that our self-driving systems and supporting technology are promising, we cannot assure you that our technology will succeed commercially. The successful development of our self-driving systems and related technology involves many challenges and uncertainties, including:
•achieving sufficiently safe self-driving system performance as determined by us, government & regulatory agencies, our partners, customers, and the general public;
•finalizing self-driving system design, specification, and vehicle integration;
•successfully completing system testing, validation, and safety approvals;
•obtaining additional approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;

•receiving performance by third parties that supports our R&D and commercial activities;
•preserving core intellectual property rights, while obtaining rights from third parties for intellectual property that may be critical to our R&D activities; and
•continuing to fund and maintain our current technology development activities.
We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $755.5 million and $214.5 million for the years ended December 31, 2021 and 2020, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
We began operations in 2017 and have been focused on developing self-driving technology ever since. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
•design, develop, test, and validate our self-driving technology for commercial applications;
•produce and deliver our technology at an acceptable level of safety and performance;
•properly price our products and services;
•plan for and manage capital expenditures for our current and future products;
•hire, integrate and retain talented people at all levels of our organization;
•forecast our revenue, budget for and manage our expenses;
•attract new partners and retain existing partners;
•navigate an evolving and complex regulatory environment;
•manage our supply chain and supplier relationships related to our current and future products;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth and business operations, including the impacts of unforeseen market changes on our business;
•develop and protect intellectual property; and
•successfully develop new solutions, features, and applications to enhance the experience of partners and end-customers.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
It is possible that our technology will have more limited performance or may take us longer to complete than is currently projected. This would adversely impact our addressable markets, commercial competitiveness, and business prospects.
Our products and self-driving system are technical and complex, and commercial application requires that we meet very high standards for technology performance and system safety. We may be unable to timely release new products that meet our intended commercial use cases, and we may therefore experience more limited monetization of our technology. These risks are particularly relevant for factors such as our self-driving system’s operational domain (i.e., the conditions under which our system is designed to operate), which includes variables such as traversable road networks, speeds, and weather patterns. It is possible that there may be additional limitations in our operating capabilities depending upon a number of factors, including, for example, vehicle type (e.g. car, truck) and actor density (e.g. pedestrians, cyclists). If that is the case, we may be more restricted in our addressable market opportunities.
Commercial deployment has taken longer in the self-driving industry than anticipated, and it may take us more time to complete our own technology development and commercialization than is currently projected. The achievement of broadly applicable self-driving technology will require further technology improvements including, for example, handling non-compliant or unexpected actor behavior and inclement weather conditions. These improvements may take us longer than expected which would increase our capital requirements for technology development, delay our timeline to commercialization, and reduce the potential financial returns that may be expected from the business.
We operate in a highly competitive market and some market participants have substantially greater resources. If one or more of our competitors broadly commercialize their self-driving technology before we do, develop superior technology, or are perceived to have better technology, our business prospects and financial performance would be adversely affected.
The market for self-driving technology is highly competitive and can be characterized by rapid technological change. Our future success will depend on our ability to develop and commercialize in a sufficiently timely manner in order to maintain competitiveness. Several companies, including, but not limited to, Waymo, GM Cruise, TuSimple, Tesla, Zoox/Amazon, Argo AI, Apple, Motional, Pony.ai, Intel Mobileye, Nuro, and Embark are investing heavily in building this technology. These companies compete with us directly by offering self-driving technology for the same or similar use cases. If our competitors, including those previously mentioned, broadly commercialize their technology before we do, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us.
Material commercialization of self-driving technology first involves pilot deployments, which we and other competitors are currently performing. Competitors may initiate similar deployments in various different use cases and/or geographies earlier than we will. Several of these competitors have substantial financial, marketing, R&D, and other resources. In the event that one or many of these competitors broadly commercializes their technology before we do, our business prospects and financial performance would be adversely impacted.
Our services and technology may not be accepted and adopted by the market at the pace we expect or at all.
Self-driving technology is still nascent and is neither generally understood nor universally accepted. We are at risk of adverse publicity that stems from any public incident involving self-driving vehicles (whether involving Aurora or a competitor), which could result in decreased end-customer demand for our technology. Part of our commercialization plan includes public awareness and education campaigns, but this guarantees neither public nor customer acceptance of our services. If we cannot gain sufficient trust in our technology, we will be unable to commercialize as intended. We may also experience adverse publicity that argues self-driving technology is replacing human jobs and disrupting the economy. Such media attention could cause current and future partners to terminate their business with us, which would significantly impact our ability to make future sales.
Further, as the market for self-driving cars develops, the differences in the approaches of Aurora and others will become more widely known to suppliers, insurers, regulators and others. Until these distinctions are known and appreciated, the actions of a single market participant may be imputed to the self-driving industry as a whole. As such, as a result of an action or inaction by a third-party, it is possible that suppliers, insurers, regulators and others may refuse or cease to interact with or conduct business with the self-driving industry as a whole, including Aurora.
If the market does not accept and adopt our services and technology at the pace we expect or at all, it could materially and adversely affect our business, prospects, financial condition and results of operations.
We expect that our business model will become less capital intensive as we transition our business to our Driver as a Service model and if that transition is delayed or does not occur, we will require significant additional capital investment to run our business.
Our business plan envisions a two-phase  process for ownership and operation of Aurora-powered self-driving vehicles. Early in our commercialization, we intend to own or lease and operate a limited fleet and will invest in self-driving system hardware, base vehicles, and commercial facilities (such as freight terminals). We believe this firsthand experience will help us to harden our operational processes, service level agreements, and enable a more effective transition to working with external partners on operational activities. After this initial period of Aurora ownership and operation, we expect to transition to a Driver as a Service business model. Under this model, one or more third-party partners would own and operate Aurora-powered vehicles and would also manage activities such as financing, maintenance, cleaning, and fleet facilities.
Since it is more capital-intensive for us to own or lease and operate our own fleet of vehicles, any delay in the transition to the Driver as a Service model will require additional investments of capital and could mean we may not be able to reach scale as quickly as projected in prior filings. In addition, it is possible that we may be required to fund and operate commercial facilities as part of our product offering, as opposed to partnering with third parties. Although we believe, based on partner discussions, that such a transition will be possible in our intended timeframes, there is no guarantee that third parties will be able or willing to own and operate Aurora-powered vehicles as soon or ramp as quickly as expected at desirable commercial terms. Similarly, we expect to partner with other third parties who will own and operate terminal facilities, but we may determine that we will need to own or operate more of these facilities ourselves. Such difficulties could have adverse impacts on our business, prospects, financial condition, and growth potential. As such, this model may present unpredictable challenges associated with third-party dependency which could materially and adversely affect our business, financial condition and results of operations.
It is possible that Aurora’s self-driving unit economics do not materialize as expected, in particular as we transition to our Driver as a Service model. This could significantly hinder our ability to generate a commercially viable product and adversely affect our business prospects.
Our business model is premised on our future expectations and assumptions regarding unit economics of the Aurora Driver and our transition, including the timing thereof, to our Driver as a Service model. There are uncertainties in these assumptions and we may not be able to achieve the unit economics we expect for many reasons, including but not limited to:
•costs of the self-driving system hardware;
•other fixed and variable costs associated with self-driving vehicle operation;
•useful life;
•vehicle utilization; and
•product pricing.
To manage self-driving hardware costs, we must engineer cost-effective designs for our sensors, computers, and vehicles, achieve adequate scale, and freeze hardware specifications while enabling continued software improvements. In addition, we must continuously push initiatives to optimize supporting cost components such as vehicle and SDS maintenance, cloud storage, telecom data feed, facilities, cleaning, operations personnel costs, and useful life. This will require significant coordination with our third-party fleet partners and adequate cost management may not materialize as expected or at all, which would have material adverse effects on our business prospects.
Self-driving technology is a new product and the appropriate price points are still being determined. Additionally, increased competition may result in pricing pressure and reduced margins and may impede our ability to increase the revenue of our technology or cause us to lose market share, any of which could materially and adversely affect our business, financial condition and results of operations. Unfavorable changes in any of these or other unit economics-related factors, many of which are beyond our control, could materially and adversely affect our business, prospects, financial condition and results of operations.
We are highly dependent on the services of our senior management team and, specifically, our Chief Executive Officer, and if we are not successful in retaining our senior management team and, in particular, our Chief Executive Officer, and in attracting or retaining other highly qualified personnel, we may not be able to successfully implement our business strategy.
Our success depends, in significant part, on the continued services of our senior management team, which has extensive experience in the self-driving industry. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and could materially and adversely affect our business, financial condition and results of operations. In particular, we are highly dependent on Chris Urmson, our Founder, President and Chief Executive Officer, who remains deeply involved in all aspects of our business, including product development. If Mr. Urmson ceased to be involved with Aurora, this would adversely affect our business because his loss could make it more difficult to, among other things, compete with other market participants, manage our R&D activities and retain existing partners or cultivate new ones. Negative public perception of, or negative news related to, Mr. Urmson may adversely affect our brand, relationship with partners or standing in the industry.
Our success similarly hinges on the ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including software, hardware, systems engineering, automotive, safety, operations, design, finance, marketing, and support personnel. Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. Many of our employees may receive significant proceeds from sales of our equity in the public markets once the applicable lock-up restrictions expire, which may reduce their motivation to continue to work for us. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability.
Additionally, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Business Operations
Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders.
The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect to continue investing in research and development to improve our self-driving technology. We expect we will need to seek equity or debt financing to fund a portion of our future expenditures. Such financing might not be available to us in a timely manner, on terms that are acceptable, or at all.
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities, or substantially change our corporate structure.
We may experience difficulties in managing our growth and expanding our operations.
We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and systems automation. We are currently in the process of strengthening our compliance programs, including in relation to export controls, privacy and cybersecurity and anti-corruption. We will also need to reduce our reliance on manual operations in the areas of billing and reporting and make certain other improvements to support our complex arrangements and the rules governing revenue and expense recognition for our future operations. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on the accuracy of our reporting, business relationships, reputation and financial results.
Our operating and financial results projections that were previously provided rely in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual results of operations may be materially different from projections that we previously filed and our estimates of certain financial metrics may prove inaccurate.
We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, without limitation:
•assumptions around vehicle miles traveled (“VMT”);
•the degree of utilization achieved by our self-driving technology;
•the price our customers are willing to pay;
•the timing and breadth of our technology’s operating domain and product models;
•operational costs of our self-driving technology and their useful life;
•growth in core development and operating expenses;
•which elements of service are delivered by Aurora versus our partners, and associated impact on expenses and capital requirements;
•the extent to which our technology is successfully and efficiently operationalized by our fleet partners, and our market penetration more broadly;
•the timing of when our partners and end-customers adopt our technology on a commercial basis which could be delayed for regulatory, safety or reliability issues unrelated to our technology;
•the timing of future self-driving system hardware generations and vehicle platforms;
•competitive pricing pressures, including from established and future competitors;
•whether we can obtain sufficient capital to continue investing in core technology development and sustain and grow our business;
•the overall strength and stability of domestic and international markets, including, but not limited to trucking, passenger mobility, and local goods delivery; and
•other risk factors set forth in this Annual Report.
In particular, our total addressable market and opportunity estimates, growth forecasts, pricing, cost, and customer demand that have previously been provided are subject to significant uncertainty and are based on assumptions and estimates that may prove inaccurate. Previously announced projections, forecasts and estimates relating to the expected size and growth of the markets for self-driving technology may prove similarly imprecise. We are pursuing prospects in multiple markets that are undergoing rapid changes, including in technological and regulatory areas, and it is difficult to predict the timing and size of the opportunities.
Unfavorable changes in any of the above or other factors, including around the total addressable market and market opportunity, most of which are beyond our control, could materially and adversely affect our business, prospects, financial condition and results of operations.

As part of growing our business, we have in the past and may in the future make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, it could materially and adversely affect our business, financial condition and results of operations, and our stock price could decline.
From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, form new strategic partnerships, or enter into new markets or geographies. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for such future acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if such approvals are ultimately denied. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, partners and end-customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Additionally, acquired assets or businesses may not generate the financial results we expect. Key personnel or large numbers of employees who join Aurora through acquisitions may decide to leave Aurora to work for other businesses or competitors of Aurora, thereby diminishing the value of our acquisitions. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in January 2021, Aurora acquired Uber’s self driving unit, Apparate, an acquisition for which certain of the risks outlined above were, and continue to be, present. Apparate has a history of financial losses, which have (and will continue to) lead to increased losses for Aurora (versus if Aurora had not acquired Apparate), and which have and will continue to require increased cash spending by Aurora. Additionally, the acquisition and integration processes create a risk that management and employees of Aurora become distracted. Finally, the costs of identifying and consummating acquisitions may be significant. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, prospects, financial condition and results of operations, and could cause our stock price to decline.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could materially and adversely affect our business, financial condition and results of operations.
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the COVID-19 pandemic and its aftermath, could materially and adversely affect our business, financial condition and results of operations. The COVID-19 pandemic and its aftermath may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. We further note we have several offices located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.
The spread of COVID-19 caused us to modify our business practices (including reducing employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, partners and end-customers, suppliers, and business partners. The COVID-19 pandemic could limit the ability of our partners, suppliers, and business partners to perform, including our ability to conduct on-road and track operations for development testing.

Any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors, such as, in the United States, the current widespread increase in COVID-19 infections. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact. Further, many of the factors discussed under Risk Factors in this Annual Report are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

Aurora has implemented a voluntary return to office policy for its employees. However, even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects could materially and adversely affect our business, financial condition and results of operations, and we will continue to monitor the situation closely.
Interruption or failure of Amazon Web Services or other information technology and communications systems that we rely upon could materially and adversely affect our business, financial condition and results of operations.
We currently rely on Amazon Web Services, or AWS, to host our technology and support our technology development. The availability and effectiveness of our services depend on the continued operation of AWS, information technology, and communications systems. Our systems will be vulnerable to damage, interruption or any other compromise as the result of, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We utilize reputable third-party service providers or vendors for all of our data other than our source code, and these providers could also be vulnerable to harms similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand the usage of our platform. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our business.
We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and partners and end-customers data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
We are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software; or partners or end-customers or driver data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of partners, end-customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain and continue to develop information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, including a formal incident response plan, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially and adversely affect our business, financial condition and results of operations. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.
Unauthorized control or manipulation of systems in autonomous vehicles may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products and harm our business.
There have been reports of vehicles being “hacked” to grant access to and operation of the vehicles to unauthorized persons. Aurora-powered vehicles contain complex IT systems and are designed with built-in data connectivity. We are implementing security measures intended to prevent unauthorized access to the information technology networks and systems installed in our vehicles. However, hackers or unauthorized third parties may attempt to gain unauthorized access to modify, alter, and use such networks and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to access data stored in or generated by our products. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, there can be no assurance that we will be able to anticipate, or implement adequate measures to protect against, these attacks. Any such security incidents could result in unexpected control of or changes to the vehicles’ functionality and safe operation and could result in legal claims or proceedings and negative publicity, which would negatively affect our brand and harm our business, prospects, financial condition, and operating results.
Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, or may operate, may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. We may also be subject to additional privacy regulations in the future, including the California Privacy Rights Act of 2020 (when it goes into effect in 2023) or the Virginia Consumer Data Protection Act (when it goes into effect in 2023). These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our partners choose to proactively provide such information to us, our products may evolve both to address potential partner requirements or to add new features and functionality that may change our privacy obligations. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
We may also be affected by cyber-attacks and other means of gaining unauthorized access to our technology, systems, and data. For instance, cyber criminals, insiders or unauthorized third parties may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.
We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and end-customer demands further develop, and these updates or enhancements may require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory, partner or end-customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract partners and end-customers. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause partners and end-customers to lose trust in us, which could have an adverse effect on our reputation and business.

Our future insurance coverage may not be adequate to protect us from all business risks or may be prohibitively expensive.
We may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. Further, because we operate in a new and thus inherently risky industry, insurance policies may not be available to us on terms and rates that are acceptable to us or at all. In addition, as a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our future insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could materially and adversely affect our business, financial condition and results of operations. Further, actions or inactions of others in our industry, through no fault of our own, may materially increase the cost of insurance and/or materially decrease the coverages available to us on commercially reasonable terms.
Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, could materially and adversely affect our business, financial condition and results of operations.
In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our technology and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
Our financial instruments, including warrants, are accounted for as liabilities and the changes in fair value could have a material effect on our financial results.
Included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to the former sponsor of RTPY with price-based vesting criteria.
Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on these financial instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and a material weaknesses could result in us being unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors losing confidence in our financial reporting, our securities price declining or us facing litigation as a result of the foregoing.

If we identify any material weaknesses in the future, any such identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Unanticipated changes in effective tax rates, adverse outcomes resulting from examination of our income, changes in tax laws or regulations, changes in our ability to utilize our net operating loss, or other tax-related changes could materially and adversely affect our business, prospects, financial condition and results of operations.
We will be subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including changes in the valuation of our deferred tax assets and liabilities; expected timing and amount of the release of any tax valuation allowances; tax effects of stock-based compensation; changes in tax laws, regulations or interpretations thereof; or lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could materially and adversely affect our business, prospects, financial condition and results of operations.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations.
In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, NOLs, to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use these or our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
There is also a risk that changes in law or regulatory changes made in response to the need for some jurisdictions to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic or for other unforeseen reasons, including suspensions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities. A temporary suspension of the use of certain net operating losses and tax credits has been enacted in California, and other states may enact suspensions as well.
Risks Related to Our Dependence on Third Parties
Our success is contingent on our ability to successfully maintain, manage, execute and expand on our existing partnerships and obtain new partnerships.
Our self-driving technology is integrated into the vehicles of our OEM partners, while logistics services partners, ride-sharing partners and fleet service partners can act as both a customer and an operator of Aurora-powered vehicles. While we are providing our self-driving technology to these partners, they are simultaneously providing their vehicles, fleet operational activities, and, in some cases, access to end-customers.

In order for this business model to be successful, we will need to enter into definitive long-term contracts and commercial arrangements with partners such as PACCAR, Uber, Toyota and Volvo, which expand upon the current agreements and historic working relationships we have in place. In the event such contracts do not materialize, we may not be able to implement our business strategy in the timeframe anticipated, or at all. If we are unable to enter into definitive agreements or are only able to do so on terms that are unfavorable to us, we may not be able to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. Accordingly, investors should not place undue reliance on our statements about our development plans and partnerships or their feasibility in the timeframe anticipated, or at all.
Partners and end-customers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service, technology, and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among partners, end-customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, end-customer unfamiliarity with our technology, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of self-driving vehicles or our other services compared with market expectations.
We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to produce and deliver necessary and industrialized components at prices and volumes and on terms acceptable to us could materially and adversely affect our business, prospects, financial condition and results of operations.
While we plan to obtain components from multiple sources whenever desirable, some of the components used in our hardware and technology will be purchased from a single supplier. We refer to these component suppliers as our single source suppliers. These components are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay commercialization of our products to users. For example, the Aurora Driver relies on single source suppliers for several components including GPU microchips which we use for machine learning inference, vehicle gateway electronic control units, and automotive radar sensors.
We are reliant on third-party suppliers to design, develop, industrialize and manufacture components for us. In order for these suppliers to undertake the investment needed to produce these components, they may require us to commit to terms, pricing or purchase volumes that are not acceptable to us.
While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source and other components, we may be unable to do so in the short term (or at all) at prices or quality levels and/or on terms that are favorable to us and we may experience significant delays while re-engineering our system to accept any replacement parts.
Manufacturing in collaboration with partners is subject to risks.
Our business model relies on outsourced manufacturing of vehicles and will include outsourced manufacturing of our self-driving system hardware and vehicle integration. The cost of tooling a manufacturing facility with a collaboration partner is high, but the exact dollar value will not be known until we enter into specific manufacturing agreements. Collaboration with third parties to manufacture vehicles and self-driving system hardware is subject to risks that are outside of our control. We have in the past, and could in the future, experience delays in development and production when and if our partners do not meet agreed upon timelines or experience capacity constraints. There is a risk of potential disputes with partners, which could stop or slow vehicle production, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to such third parties’ collaboration with us. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards.
We may be unable to enter into agreements with manufacturers on terms and conditions acceptable to us and therefore we may need to contract with other third parties or significantly add to our own production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to adequately complete any transition may be greater than anticipated. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Legal and Regulatory Environment
Burdensome regulations, inconsistent regulations, or a failure to receive regulatory approvals of our technology could have a material adverse effect on our business, financial condition and results of operation.
There has been relatively little mandatory federal government regulation of the self-driving industry to date. Currently, there are no Federal Motor Vehicle Safety Standards (“FMVSS”) that relate to the performance of self-driving technology. While our team includes nationally recognized safety experts and we have built organizational, operational, and safety processes to ensure that the performance of our technology meets rigorous standards, there can be no assurance that these measures will meet future regulatory requirements enacted by government bodies nor that future regulatory requirements will not inherently limit the operation and commercialization of self-driving technology. In some jurisdictions, we could be required to present our own safety justification and evidence base, and in other areas it is possible that we may be required to pass specific self-driving safety tests. We have not yet tested our technology to the full extent possible, in all conditions under which we anticipate operations to occur. The failure to pass these safety tests or receive appropriate regulatory approvals for commercialization would adversely impact our ability to generate revenue at the rate we anticipate.
It is also possible that future self-driving regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g. federal, state, local, and international). For example, in Europe, certain vehicle safety regulations apply to automated braking and steering systems, and certain treaties also restrict the legality of certain higher levels of automation, while certain U.S. states have legal restrictions on automation, and many other states are considering them. Such a regulatory patchwork could hinder the commercial deployment of our technology and have adverse effects on our business prospects and financial condition.
We are also subject to laws and regulations that commonly apply to e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results.
We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could materially and adversely affect our business, prospects, financial condition and results of operations.
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
We may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and consolidated financial position.
We may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and partners, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of disputes could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these proceedings raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material and adverse impact on our business, financial condition or results of operations or that our established reserves or our available insurance will mitigate this impact.
Changes to global political, regulatory and economic conditions or foreign laws and policies, or interpretation of existing foreign laws and policies, could materially and adversely affect our business, prospects, financial condition and results of operations.
Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, research, manufacturing, development, technology, and investment in the territories or countries where we currently purchase our components, sell our products or conduct our business could adversely affect our business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. Additionally, certain existing and future foreign political, regulatory and economic conditions may make it impractical or impossible to launch in certain markets, may delay our launch in certain markets, or may impose onerous conditions to launch in such markets (e.g., requiring a local partner and/or the disclosure of sensitive intellectual property assets). It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could materially and adversely affect our business, financial condition and results of operations.
We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products. Some of our partners also require that we comply with their own unique requirements relating to these matters.
We develop and plan to sell technology that contains electronic components, and such components may be subject to or may contain materials that are subject to government regulation in both the locations where manufacture and assembly of our products takes place, as well as the locations where we sell our products. This is a complex process which requires continual monitoring of regulations to ensure that we and our suppliers are in compliance with existing regulations in each market where we operate and where we intend to operate. If there is an unanticipated new regulation that significantly impacts our use and sourcing of various components or requires more expensive components, that regulation could materially and adversely affect our business, prospects, financial condition and results of operations. If we fail to adhere to new regulations or fail to continually monitor the updates, we may be subject to litigation, loss of partners or negative publicity and could materially and adversely affect our business, financial condition and results of operations.
We are subject to environmental regulation and may incur substantial costs.
We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, greenhouse gases and the management of hazardous substances, oils and waste materials. Federal, state and local laws and regulations relating to the protection of the environment may require the current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures. In addition, we could incur costs to comply with such current or future laws and regulations, the violation of which could lead to substantial fines and penalties.
We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred. Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and results of operations and also our reputation.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act 2010 also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could materially and adversely affect our business, financial condition and results of operations and also our reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.
Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and results of operations and also our reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our securities.
Our business may be adversely affected if our lidar technology fails to comply with the regulatory requirements under the Federal Food, Drug, and Cosmetic ACT or otherwise by the FDA.
Our lidar technology is subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act, as electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure and are enforced by the FDA. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to partners or end-customers, or subject us to FDA enforcement.
We may be subject to product liability that could result in significant direct or indirect costs, which could materially and adversely affect our business, financial condition and results of operations.
Our self-driving technology presents the risk of significant injury, including fatalities. We may be subject to claims if our technology is involved in an accident and persons are injured or purport to be injured. The occurrence of any errors or defects in our products could make us liable for damages and legal claims. In addition, we could incur significant costs to correct such issues, potentially including product recalls. Any negative publicity related to the perceived quality of our technology could affect our brand image, partner and end-customer demand, and could materially and adversely affect our business, financial condition and results of operations. Also, liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy and distracting and could materially and adversely affect our business, financial condition and results of operations.
Any product recall of ours or our partners in the future may result in adverse publicity, damage our brand and could materially and adversely affect our business, financial condition and results of operations. In the future, we may voluntarily or involuntarily initiate a recall if any vehicles powered by our self-driving technology prove to be defective or non-compliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could materially and adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Once we commercialize our technology, we may be required to obtain specialized insurance, which may not be available to the capacity or on the terms that we require to achieve the economics we expect. Further, any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our partners could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. Any of these events could materially and adversely affect our brand, relationships with partners, business, financial condition or results of operations.
Risks Related to Our Intellectual Property
Despite the actions we are taking to defend and protect our intellectual property, we may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.
The success of our products and our business depends in part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other international jurisdictions. We rely on a combination of patent, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection.
We cannot assure you that any patents will be issued with respect to our currently pending patent applications or that any trademarks will be registered with respect to our currently pending applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents issued to us or any trademarks registered by us will not be challenged, invalidated or circumvented. We have filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently-issued and applied-for patent and trademark registrations and applications, and any future patents and trademarks that may be issued, registered or applied for, as applicable, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We also cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to us or infringe our intellectual property.
The protection against unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patents are foundational in the area of self-driving technology. Unauthorized parties may attempt to copy or reverse engineer our technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.
Any such litigation, whether initiated by us or a third party, could result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, financial condition and results of operations. Even if we obtain favorable outcomes in litigation, we may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.
Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available, and competitors based in other countries may sell infringing products in one or more markets. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could materially and adversely affect our business, prospects, financial condition and results of operations.
Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.
Although we hold key patents related to our products, a number of companies, both within and outside of the self-driving vehicle industry, hold other patents covering aspects of self-driving technology. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. In recent years, there has been significant litigation globally involving patents and other intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market, expand to new use cases and face increasing competition. We are also party to certain agreements that may limit our trademark rights in certain jurisdictions; while we believe these agreements are unlikely to have a significant impact on our business as currently conducted, our ability to use our existing trademarks in new business lines in the future may be limited. In addition, parties may claim that the names and branding of our products infringe their trademark rights in certain countries or territories. Although we intend to vigorously defend our intellectual property rights, if such a claim were to prevail, we may have to change the names and branding of our products in the affected territories and we could incur other costs.
We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our partners, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. We do not carry insurance to cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our partners, may deter future partners from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a partner and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could materially and adversely affect our business, financial condition and results of operations.
Our defense of intellectual property rights claims brought against us or our partners, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our partners and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could materially and adversely affect our business, financial condition and results of operations.
We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to self-driving technology (including sensors, hardware and software for self-driving vehicles) or other related technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling, incorporating or using products that incorporate the challenged intellectual property;
•pay substantial damages;
•obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign our technology.
A successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology could materially and adversely affect our business, financial condition and results of operations. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.

We also hold licenses to intellectual property from third parties, including inbound licenses provided in connection with commercial and other arrangements, and we may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.
We rely on licenses from third parties for intellectual property that is critical to our business, and we would lose the rights to use such intellectual property if those agreements were terminated or not renewed.
We expect that the long-term contracts and commercial arrangements that we have and intend to enter into with partners may include licenses. We rely on these licenses from our partners for certain intellectual property that is or may become critical to our business. Termination of our current or future partner agreements could cause us to have to negotiate new or restated agreements with less favorable terms or cause us to lose our rights under the original agreements.
In the case of a loss of technology used in our systems, we may not be able to continue to manufacture certain components for our product or for our operations or may experience disruption to our manufacturing processes as we test and requalify any potential replacement technology. Even if we retain the licenses, the licenses may not be exclusive with respect to such component design or technologies, which could aid our competitors and have a negative impact on our business.
Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which could materially and adversely affect our business, financial condition and results of operations.
As our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope. In particular, we may not be able to prevent others from developing or exploiting competing technologies, which could materially and adversely affect our business, prospects, financial condition and results of operations.
We cannot assure you that we will be granted patents pursuant to our pending applications. Even if our patent applications succeed and we are issued patents in accordance with them, these patents may still be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.
In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how.
We rely on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Trade secrets or confidential information may also be willfully or unintentionally disclosed, including by employees, who may leave our company and join our competitors. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.
We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property or any proprietary information that we hold. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.
We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demands on management resources.
Our software contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or give rise to disclosure obligations of proprietary software.
Our software contains components that are licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Certain open source licenses may give rise to obligations to disclose or license our source code or other intellectual property rights if such open source software is integrated with our proprietary software or distributed in certain ways. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. If we combine or distribute our proprietary software with open source software in a certain manner in the future, we could be required to release the source code to our proprietary software as open source software, or could be required to cease using the relevant open source software which might be costly to replace. Open source licensors also generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if the license terms for the open source software that we use change, we may be forced to re-engineer our software, incur additional costs or discontinue the use of certain offerings if re-engineering could not be accomplished in a timely manner. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
Risks Related to Ownership of Our Securities

We have and will continue to incur significant increased expenses and administrative burdens as a public company, which could materially and adversely affect our business, prospects, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Securities Exchange Act of 1934, as amended (the “Exchange Act”), Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities Aurora has not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Our management team has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our continuing transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
The terms of our public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
We issued warrants to acquire shares of our common stock in connection with our initial public offering in March 2021. The warrants were issued in registered form under the Warrant Agreement, between us and Continental Stock Transfer & Trust Company, as warrant agent, which was subsequently amended in connection with the appointment of American Stock Transfer & Trust Company as warrant agent. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Failure to timely and effectively build our accounting systems to effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that now apply to us. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our partners, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.
We are an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the day we are deemed to be a large accelerated filer, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) December 31, 2026. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such an extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Our bylaws (the “Bylaws”) designate a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation (the “Certificate of Incorporation”) or our Bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our Bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Further, the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find either exclusive forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
Our Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of the Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•authorizing our Board of Directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•certain of our shareholders, including our founders, hold sufficient voting power to control voting for election of directors and amend our Certificate of Incorporation;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;
•limiting the liability of, and the indemnification of, our directors and officers;
•prohibiting the adoption, amendment or repeal of our Bylaws or the repeal of the provisions of our Certificate of Incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the shares entitled to vote at an election of directors;
•enabling our Board of Directors to amend the Bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals, which could preclude Stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of us.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the DGCL govern Aurora. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with Aurora for a certain period of time without the consent of its Board of Directors.
These and other provisions in our Certificate of Incorporation and Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving the Company in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•We will not be obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against the Company or our other indemnitees, except with respect to proceedings authorized by our Board of Directors or brought to enforce a right to indemnification;
•the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•We may not retroactively amend our Bylaws provisions to reduce our indemnification obligations to directors, officers, employees and agents.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board. Accordingly, investors must rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against the Company could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Subject to certain exceptions, Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “SPAC Sponsor”) and the parties who held stock and/or equity awards in Legacy Aurora prior to the Business Combination (the “Aurora Stockholders”) are contractually restricted from selling or transferring any of their shares of Aurora common stock (the “Lock-up Shares”) for certain periods of time. Under the Amended and Restated Registration Rights Agreement we entered into in connection with the Business Combination (the “Registration Rights Agreement”), such lock-up restrictions applicable to the Lock-up Parties’ (as defined in the Registration Rights Agreement) Lock-up Shares (as defined in the Registration Rights Agreement) begin at the closing of the Business Combination (the “Closing”) and end in tranches of 25% of the Lock-Up Parties’ Lock-up Shares at each of (i) the one year anniversary of Closing, (ii) the two-year anniversary of the Closing, (iii) the three-year anniversary of the Closing and (iv) the four-year anniversary of the Closing. Notwithstanding the foregoing, (i) each of Mr. Urmson, Mr. Anderson and Mr. Bagnell (collectively, the “Aurora

Founders”) may sell Registrable Securities (as defined in the Registration Rights Agreement) following the initial six months after the Closing up to an amount of $25 million each and (ii) if, after Closing, Aurora completes a transaction that results in a change of control, the Lock-Up Parties’ Lock-up Shares are released from restriction immediately prior to such change of control. Under the Sponsor Agreement, the Sponsor’s lock-up Shares are subject to the same releases as the Lock-Up Parties’ Lock-up Shares, except the Sponsor’s Lock-up Shares do not contain the right to sell Registrable Shares held by the Aurora Founders, as described in the previous sentence.
Under the Bylaws, all shares held by Aurora Stockholders immediately prior to the closing are subject to a lock-up that began at the Closing and will end on the date that is 180 days following the Closing.
However, following the expiration of each lockup, the applicable stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The market price and trading volume of our common stock may be volatile and could decline significantly.
The stock markets, including Nasdaq on which we list our shares of Class A common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our Class A common stock, the market price of our Class A common stock may be volatile and could decline significantly. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares at an attractive price (or at all). We cannot assure you that the market price of our Class A common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report;
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting its business;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, its other public announcements and its filings with the SEC;
•actions by stockholders, including the sale by significant investors of any of their shares of our common stock;
•the performance and market valuations of other similar companies;
•commencement of, or involvement in, litigation involving us;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems;

•changes in accounting principles, policies and guidelines; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, war, acts of terrorism or responses to these events.
In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
The dual class structure of our common stock has the effect of concentrating voting control with the Aurora Founders. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. The Aurora Founders together own no shares of our Class A common stock and 245,765,696 shares of our Class B common stock, representing 45.1% of the voting control of the Company as of December 31, 2021. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by the holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon (i) the date specified by affirmative written election of the holders of two-thirds of the then-outstanding shares of our Class B common stock, (ii) the date set by our board of directors that is no less than 61 days and no more than 180 days following the date on which the shares of our Class B common stock held by the Aurora Founders and their permitted entities and permitted transferees represent less than 20% of our Class B common stock held by the Aurora Founders and their permitted entities as of immediately following the closing of the Business Combination or (iii) nine months after the death or total disability of the last to die or become disabled of the Aurora Founders, or such later date not to exceed a total period of 18 months after such death or disability as may be approved by a majority of our independent directors.
We cannot predict the impact our dual class structure may have on our stock price.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

The exercise of warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2021, we had warrants to purchase an aggregate of 21,118,291 shares of our Class A common stock outstanding, comprising 12,218,291 public warrants and 8,900,000 private placement warrants. These warrants became exercisable 30 days after the completion of the Business Combination. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
There is no guarantee that the warrants will become in the money prior to their expiration, and as such, the warrants may expire worthless.
To the extent the warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares issued upon the exercise of warrants in the public market or the potential that such warrants may be exercised could also adversely affect the market price of our Class A common stock.
We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to their holders, thereby making public warrants worthless.
We have the ability to redeem the outstanding public warrants at any time prior to their expiration, at a price of $0.01 per warrant, if, and only if, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders (the “Reference Value”). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us in such a case so long as they are held by the Sponsor or its permitted transferees, but the Sponsor has agreed to exercise all of its private placement warrants for cash or on a “cashless basis” on or prior to the redemption date, in the event that the Reference Value exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) and we elect to redeem the public warrants pursuant to the Warrant Agreement and notify the Sponsor of such election and the redemption date on or prior to the date we mail a notice of redemption to the holders of the public warrants.
In addition, we will have the ability to redeem the outstanding warrants (including the private placement warrants if the Reference Value is less than $18.00 per share) for shares of our common stock at any time prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
In the event we elect to redeem the warrants that are subject to redemption, we will mail the notice of redemption by first class mail, postage prepaid, not less than thirty days prior to the redemption date to the registered holders of the warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in such manner will be conclusively presumed to have been duly given whether or not the registered holder received such notice and we are not required to provide any notice to the beneficial owners of such warrants. Additionally, while we are required to provide such notice of redemption, we are not separately required to, and do not currently intend to, notify any holders of when the warrants become eligible for redemption. If you do not exercise your warrants in connection with a redemption, including because you are unaware that such warrants are being redeemed, you would only receive the nominal redemption price for your warrants.

If securities or industry analysts do not continue to publish or cease publishing research or reports about us, our business, or the market in which we operate, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who covers us were to cease our coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our Class A common stock and may be dilutive to existing stockholders.
In the future, we may incur debt or issue equity ranking senior to our Class A common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our Class A common stock and be dilutive to existing stockholders.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.
If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
The market price of our Class A common stock may be volatile and could decline significantly.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our results of operations;
•success of competitors;
•our results of operations failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the self-driving technology industry in general;
•operating and share price performance of other companies that investors deem comparable to the Company;

•our ability to bring our products and technologies to market on a timely basis, or at all;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving the Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of common stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of the shares of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could materially and adversely affect our business, prospects, financial condition and results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we lease over 590,000 square feet of office and industrial space pursuant to leases that expire between 2021 and 2035. Our Pittsburgh facilities contain R&D, operations and SG&A functions. We lease a test track facility in Pittsburgh of approximately 42 acres pursuant to a lease that expires in 2023. We lease approximately 130,000 square feet of office and industrial space in Mountain View, California. We also have other office and industrial facilities in San Francisco, California, Bozeman, Montana, Dallas/Fort Worth, Texas, Seattle, Washington, Wixom, Michigan and Louisville, Colorado..
We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely or result in a material adverse effect on our future operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock and listed on the NASDAQ under the symbol “AUR” and our warrants to purchase shares of Class A common stock are listed on the NASDAQ under the symbol “AUROW”. Our Class B common stock is neither listed nor traded.
Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness that we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.
Holders
As of March 1, 2022 there were 368 holders of record of our Class A common stock and 119 holders of record of our Class B common stock. The number of Class A common stock beneficial owners is substantially greater than the number of holds of record due to holders who are beneficial owners but whose shares are held in “street name” by banks, brokers and other nominees. There is currently no established public trading market for our Class B common stock. There were 6 holders of record of warrants exercisable for shares of Class A common stock at a price of $11.50 per share.
Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Offerings
None other than as set forth in the Form 8-K filed with the SEC on November 4, 2021.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from May 10, 2021, the day on which our Class A Common Stock commenced trading on Nasdaq (which, prior to our domestication to a Delaware corporation in connection with the Business Combination, were referred to Class A ordinary shares), through December 31, 2021 with (ii) the cumulative total return of the S&P 500 Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 10, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 10, 2021 of $100 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Aurora should be read together with Aurora’s audited financial statements as of and for the years ended December 31, 2021and 2020, together with related notes thereto, included elsewhere in this Annual Report. The discussion and analysis should also be read together with the section entitled “Information about Aurora”. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aurora’s control. Aurora’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report.
Percentage amounts included in this Annual Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this Annual Report may not sum due to rounding.
Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Aurora,” “we,” “us,” “our” and other similar terms refer to Legacy Aurora prior to the Business Combination and to Aurora and its consolidated subsidiaries after giving effect to the Business Combination.
Aurora’s Business
Aurora is developing the Aurora Driver based on what it believes to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the over $9 trillion global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst vehicle types and applications. To date, it has been successfully integrated into eight different vehicle platforms: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating one driver system for multiple vehicle types and use cases, Aurora’s capabilities in one market reinforce and strengthen its competitive advantages in others. For example, highway driving capabilities developed for trucking will carry to highway segments driven by passenger vehicles in ride hailing applications. We believe this approach will enable us to target and transform multiple massive markets, including the $4 trillion global trucking market, the $5 trillion global passenger mobility market, and the $400 billion U.S. local goods delivery market.

We expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which we will supply self-driving technology. We do not intend to own nor operate a large number of vehicles ourselves. Throughout commercialization, we expect to earn revenue on a fee per mile basis. We intend to partner with OEMs, fleet operators, and other third parties to commercialize and support Aurora-powered vehicles. We expect that these strategic partners will support activities such as vehicle manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. During the start of commercialization, though, we expect to briefly operate our own logistics and mobility services, where we own and operate a small fleet of vehicles equipped with our Aurora Driver. This level of control is useful during early commercialization as we will define operational processes and playbooks for our partners.
We intend to launch trucking as our first driverless product, as we believe that is where we can make the largest impact the fastest, given the massive industry demand, attractive unit economics, and the ability to deploy on high volume highway-focused routes. From there, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility and local goods delivery markets.
Our Business Model
The Aurora Driver will be delivered as a service. We intend to partner with our ecosystem of OEMs, fleet operators, and mobility and logistics services, and other third parties to commercialize and support Aurora-powered vehicles. Our business model is for fleet owners to purchase Aurora Driver-powered vehicles from our OEM partners, subscribe to the Aurora Driver, and utilize Aurora-certified fleet service partners to operate autonomous mobility and logistics services. In many instances, the same party may play multiple roles: for example, our OEM partners will in certain cases also provide maintenance services and act as a fleet operator. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships.
Significant Events and Transactions
RTPY Business Combination
On November 3, 2021 (the “Closing Date”), Aurora Innovation Holdings, Inc. merged with and into Merger Sub, a wholly owned subsidiary of RTPY pursuant to the terms of Agreement and Plan of Merger dated July 14, 2021, with RTPY, now known as Aurora Innovation Inc., (the “Business Combination”). Aurora was deemed the accounting predecessor and the post-combination company will be the successor SEC registrant, which means that Aurora’s financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, RTPY was treated as the acquired company for financial statement reporting purposes. The most significant impact of the Business Combination on our reported financial position was an increase in cash and cash equivalents of $1.1 billion including $1.0 billion in proceeds from the PIPE investment that was consummated with the closing of the Business Combination. Transaction costs incurred by both parties to the Business Combination totaled $88.2 million.
As a consequence of the Business Combination, we became the successor to a SEC-registered and Nasdaq-listed company which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
Apparate Business Combination
On January 19, 2021, Aurora acquired 100% of the voting interests of Apparate USA LLC (“Apparate”), the self-driving technology division of Uber. The acquisition date fair value of the consideration transferred was approximately $1.9 billion, which consisted of both preferred and common stock issued to the shareholders of Apparate. Aurora accounted for the acquisition as a business combination and recognized the assets acquired and liabilities assumed at fair value on the date of acquisition. The excess of purchase consideration over the fair value of the assets acquired was recorded as goodwill.

COVID-19 Impact
The spread of COVID-19 caused us to modify our business practices (including reducing employee travel, recommending that all non-essential personnel work from home and cancelling or reducing physical participation in activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, and business partners. Aurora has implemented a voluntary return to office policy for its employees.
All of our products and services are in a research phase of development and do not involve physical customer interaction. Therefore, our ability to meet our business expectations and customers’ needs has not been materially impaired due to this COVID-19 pandemic. Even though the global economic implications remain uncertain, this pandemic has not yet had any measurable material impact on our operating results. At the same time, we will continue to actively monitor the pandemic situation and may take further actions to modify our business practices as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees and customers.
Key Factors Affecting Our Results
Our financial position and results of operations depend to a significant extent on the following factors:
Development of Our Technology
Since Aurora’s inception, we have focused on attracting and retaining best-in-class talent to solve self-driving’s most difficult challenges. We continue to invest heavily in employee recruitment and retention to advance our technology. Additionally, our team has made purposeful and foundational technological investments in key aspects of self-driving hardware and software. We believe these early investments in our technology will enable us to move toward commercialization more safely and quickly than would otherwise be possible. When we have deemed it to be beneficial, we have entered into strategic acquisitions to expand and accelerate our technology development.
We believe that our developmental approach provides us with meaningful technological advantages in areas such as our lidar technology, fusion of machine learning and engineered approaches, common driver platform, virtual testing, and high definition maps. The successful execution of these details of self-driving technology is what we believe will allow us to differentiate ourselves by developing leading self-driving technology that can safely and reliably navigate its environment. By developing a substantial part of this technology in-house, we ensure that the various inputs and components of our autonomy stack integrate successfully and reduce our reliance on third parties for key aspects of our commercial product offering.
While we believe we are best positioned to address advanced autonomous solutions in trucking and passenger mobility, potential competition may exist from other autonomous technology providers using other approaches. Future success will be dependent on our ability to continue to execute against our product roadmap, which includes milestones to commercialize the Aurora Driver in late 2023 for trucking and late 2024 for ride hailing.
Commercialization and Strategic Partnerships
We anticipate robust demand for the Aurora Driver. We intend to launch first in trucking, a $700 billion industry in the U.S.. Further, we have multiple levers for sustained growth and adjacent market opportunities, with a core strategy to focus on attractive markets with significant growth and profitability potential. We expect to penetrate into other verticals such as the ride hailing market, $35 billion in the U.S., and local goods delivery market, $100 billion in the U.S, both of which have significant growth potential. Each such market also has a potentially significant global opportunity that we intend to address over time.
Key customers in trucking include for-hire carriers and private fleets. To meet these customers’ needs, we have formed strategic partnerships with two leading truck OEMs who together represent approximately 50% of the U.S. Class 8 truck sales. Aurora’s strategic partnerships with truck OEMs include PACCAR (representing Peterbilt & Kenworth brands) and Volvo Trucks. Our OEM partnerships represent an ability to deploy self-driving trucks at scale, allowing the Aurora Driver to expand quickly. We expect to launch the Aurora Driver for the trucking market in late 2023. Currently, there is a significant driver shortage and we expect to provide access to safe, efficient, and consistent operation at an attractive total cost of ownership (“TCO”). We see our existing partner base as a substantial competitive advantage.

Our second commercial use case will be passenger mobility. In this space, we have formed strategic partnerships with Uber and Toyota, which will be key enablers to our growth in this segment. Currently, our ten-year agreement with Uber provides us access to Uber network data to refine market selection, to enable better roadmap prioritization, and to optimize commercial fleet operations in an effort to further develop and monetize our Aurora Driver for passenger mobility. We are collaborating with Toyota to integrate the Aurora Driver into driverless-capable Toyota Sienna minivans. We expect to launch the Aurora Driver for the passenger mobility market in late 2024. Over time, we anticipate the Aurora Driver will allow ride hailing to be offered at price points that are more cost-competitive with personal vehicle ownership.
Economies of Scale, Sales and Marketing, & Competition
We believe that our DaaS model will give us the opportunity to establish high margin unit economics when operating at scale. Our future performance will depend on our ability to deliver on these economies of scale with higher volume. We believe our business model is positioned for scalability by leveraging third party partnerships so that Aurora can focus its efforts on core technology development. We expect revenue will be based on miles traveled for each truck equipped with the Aurora Driver. For the first two years of commercial operations we expect our product will primarily consist of our own fleet that we own and operate. Over those two years, we plan to transition to our DaaS model wherein we will provide the Aurora Driver to external fleet owners on a per mile subscription basis. Once we have transitioned to DaaS, we plan to operate in a capital light model and do not expect that we will require significant capital expenditures as revenues grow.
While we expect to achieve and maintain high margins on the Aurora Driver technology for trucking and passenger mobility, emergence of competition in advanced autonomous driving technologies may negatively impact pricing, margins, and market share. As we operate on a fee per mile basis, it is possible that competition may lead to pricing pressure and lower margins that negatively impact operating results. However, we believe our unique technology provides a compelling value proposition for favorable margins and unit economics in industries with increasing demand for driver supply. If we do not generate the margins we expect upon commercialization of our DaaS model, we may be required to raise additional debt or equity capital, which may not be available or may only be available on terms that are onerous to our stockholders.
Key Components of Sales and Expenses
Basis of Presentation
Currently, we conduct business through one operating segment. Substantially all our property and equipment are maintained in, and our losses are attributable to, the United States. The consolidated financial statements include the accounts of Aurora Innovation, Inc., and its wholly owned subsidiaries. See Note 2 to Aurora’s financial statements for more information on the basis of presentation and operating segments.
Revenue
In January 2021, we entered into a collaboration framework agreement with Toyota Motor Corporation with the intention of deploying the Aurora Driver into a fleet of Toyota Sienna vehicles, subject to further agreement of a collaboration project plan that was agreed and signed in August 2021. The agreement includes $150 million of total payments of which we had received $50 million as of December 31, 2021 and expect to receive the remaining payments in 2022. Revenue recognition is measured by applying an input measure of hours expended as a percentage of total estimated hours to complete the project against total consideration. $82.5 million was recognized in the twelve months ended December 31, 2021.
Once we reach commercialization, our DaaS business model will become our primary revenue source. We expect to derive recurring revenue from per-mile fees charged to users of the Aurora Driver. Recognition of this future revenue will be subject to the terms of any arrangements with our partners or users, which have not yet been negotiated. To date, we have not recorded any revenue under this model.
Cost of Revenue
As we transition towards commercialization, we expect cost of revenue to increasingly be comprised of costs needed to support the Aurora Driver. We expect these costs may include, but not be limited to, insurance, teleassistance service, telecom connectivity, cloud services, hardware, and OEM licensing fees. In early commercialization, where we will operate a fleet, we expect we will incur additional cost of revenue, for example fuel costs, that we do not expect to continue significantly as we transition to our DaaS model. As this represents a new offering, we will evolve the specifics of our service bundle in partnership with our customers.
Research and Development
Research and development costs are expensed as incurred. Research and development costs consist of payroll, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services, as well as costs associated with vehicle operations for our test fleet of vehicles. These costs are included within research and development within the statement of operations. We expect our research and development expenses to increase in absolute dollars as we increase our investment in scaling our proprietary technologies.
Selling, General and Administrative
Selling, general and administrative costs consist primarily of personnel-related expenses such as salaries, wages and benefits as well as stock-based compensation. Selling, general and administrative also includes professional service fees, marketing and other general corporate expenses.
Following the closing of the Business Combination, we expect to incur additional selling, general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We also expect to increase the size of our selling, general and administrative function to support the growth of our business. As a result, we expect that our selling, general and administrative expenses will increase in absolute dollars.
Interest and Other Income
Aurora earns interest income through investments in money market securities, which are classified as cash and cash equivalents on the statement of financial position.
Change in Fair Value of Derivative Liabilities
Concurrent with the Closing of the Business Combination, we assumed and effectively issued for financial reporting purposes public warrants, private placement warrants, and Earnout Shares (as defined below). These financial instruments are liability classified and measured at fair value at each reporting period with the resulting change in fair value recognized as other income (expense).

Transaction Costs
Transaction costs incurred in connection with the Business Combination consisting of banking, legal and other professional fees are allocated on a relative fair value basis between the equity and liability classified issued financial instruments. Costs allocated to the liability classified financial instruments are recognized as other expense in the consolidated statement of operations.

Income Tax Expense (Benefit)
Provision for income taxes consists of U.S. federal and state income taxes and income taxes. Since inception, we have incurred operating losses. We have a valuation allowance for net deferred tax assets, including federal and state net operating loss carryforwards and research and development credit carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income.

Results of Operations
Comparison of Year Ended December 31, 2021, to Year Ended December 31, 2020
The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year Ended December 31,
	2021	2020	$ Change	% Change
(in thousands, except for percentages)
Collaboration revenue	$82,538	$—	$82,538	n/m(1)
Operating expenses:
Research and development	697,276	179,426	517,850	288.61%
Selling, general, and administrative	115,925	38,693	77,232	199.60%
Loss from operations	(730,663)	(218,119)	(512,544)	234.98%
Other income (expense):
Interest and other income	525	3,717	(3,192)	(85.88%)
Change in fair value of derivative liabilities	(20,116)	—	(20,116)	n/m(1)
Transaction costs	(4,516)	—	(4,516)	n/m(1)
Other expense	(5,184)	(45)	(5,139)	n/m(1)
Loss before income taxes	(759,954)	(214,447)	(545,507)	254.38%
Income tax expense (benefit)	(4,501)	2	(4,503)	n/m(1)
Net loss	$(755,453)	$(214,449)	$(541,004)	252.28%
___________
(1)Not meaningful.
Collaboration Revenue
Collaboration revenue increased by $82.5 million in 2021 due to the collaboration framework agreement and project plan signed in 2021 with Toyota Motor Corporation.
Research and Development
Research and development increased by $517.9 million in 2021, or 288.61%, to $697.3 million in 2021 from $179.4 million in 2020, primarily driven by an increase in headcount from continued hiring to effectively scale the growth of our business. Payroll costs related to research and development increased $246.2 million, stock-based compensation increased $195.9 million, non-payroll software development costs increased $52.2 million, and non-payroll hardware development costs increased $24.2 million.
Selling, General and Administrative
Selling, general, and administrative expense increased by $77.2 million in 2021, or 199.60%, to $115.9 million in 2021 from $38.7 million in 2020, primarily driven by an increase in headcount from both acquisitions and from continued hiring to effectively support the growth of our business. This change is primarily driven by an increase in payroll costs of $34.3 million, and an increase in professional services costs of $23.2 million.
Interest and Other Income
Interest and other income decreased by $3.2 million in 2021, or 85.88%, to $0.5 million in 2021 from $3.7 million in 2020, primarily driven by lower market interest rates.

Change in fair value of derivative liabilities
Expense recognized for the change in fair value of derivative liabilities increased by $20.1 million in 2021 due to the $12.5 million increase in the fair value of the warrant liabilities and the $7.7 million increase in the Earnout Shares liability. These liability classified financial instruments were recognized in connection with the Business Combination when the Company effectively issued public and private placement warrants as well as shares to the Sponsor of RTPY that contain price-based vesting criteria. The $98.0 million fair value of the liabilities at Closing was re-measured as of December 31, 2021 to $118.1 million.
Transaction costs
Expensed transaction costs increased by $4.5 million in 2021 due to amounts incurred in connection with the Business Combination. Total transaction costs incurred by Legacy Aurora were $40.6 million and $4.5 million of the total was recognized as an expense in 2021. The amount expensed was determined through an allocation based on the relative fair value of the equity and liability classified financial instruments issued or deemed issued in the Business Combination.
Other expense
Other expense increased by $5.1 million in 2021 primarily driven by the loss on disposal of computers and equipment of $3.3 million and a $1.7 million impairment of acquisition related assets that are no longer in use.

Income Tax Expense (Benefit)
An income tax benefit of $4.5 million was recognized in 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from acquisitions.
Liquidity and Capital Resources
We have financed our operations primarily through the issuance of equity securities, which has historically been sufficient to meet our working capital and capital expenditure requirements. As of December 31, 2021, our principal sources of liquidity were $1,610.1 million of cash and cash equivalents, exclusive of short-term restricted cash of approximately $0.3 million and long-term restricted cash of approximately $15.8 million. Cash and cash equivalents consist primarily of money market funds.
In 2021, we sold Series U-2 redeemable convertible preferred stock for net proceeds of approximately $397.9 million in January. In November of 2021, we received proceeds of $1,175 million, net of RTPY’s liabilities, in the Business Combination.
We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $1,091.2 million as of December 31, 2021. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report.
We may need additional funding due to changing business conditions or other developments, including unanticipated regulatory developments and competitive pressures. Our future capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to attract and retain customers and partnerships and their willingness to pay for our services, and the timing and extent of spending to support our efforts to develop our Aurora Driver. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2021	2020
(in thousands)
Net cash used in operating activities	$(563,288)	$(191,879)
Net cash provided by investing activities	249,885	343,289
Net cash provided by financing activities	1,539,822	1,446
Net increase in cash, cash equivalents, and restricted cash	$1,226,419	$152,856
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $371.4 million from the year ended December 31, 2020 to the year ended December 31, 2021 due to increases in spending on research and development and selling, general, and administrative expenses, primarily driven by increases in payroll related expenses due to an increase in headcount.
Net cash used in operating activities was $563.3 million for the year-ended December 31, 2021 and was primarily comprised of normal cash operating expenses, including research and development and selling, general and administrative expenses. Changes in operating assets and liabilities decreased cash flows from operations by $104.1 million, primarily due to a $35.8 million decrease in accrued expenses and other current and non-current liabilities and a $32.5 million increase in contract asset.
Net cash used in operating activities of $191.9 million for the year-ended December 31, 2020 was primarily comprised of normal cash operating expenses, including research and development and selling, general and administrative expenses. Changes in operating assets and liabilities decreased cash flows from operations by $11.4 million, primarily due to an increase in prepaid expenses and other current assets and in other assets of $11.7 million and $14.0 million, respectively. The decrease from changes in operating assets and liabilities was partially offset by an increase in accrued expenses and other current and non-current liabilities of $13.7 million.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities decreased by $93.4 million from the year ended December 31, 2020 to the year ended December 31, 2021, due to a decrease of $350.0 million in the maturities, net of purchases, of short-term investments, and an increase in purchases of property and equipment of $41.4 million, partially offset by net cash acquired in the purchase of businesses in 2021 of $294.4 million,
Net cash provided by investing activities was $249.9 million for the year-ended December 31, 2021 primarily due to net cash acquired in the purchase of businesses of $294.4 million, partially offset by purchases of property and equipment of $41.4 million.
Net cash provided by investing activities was $343.3 million for the year-ended December 31, 2020, primarily due to maturities of short-term investments of $470.0 million, partially offset by purchases of short-term investments of $120.0 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $1,538.4 million from December 31, 2020 to December 31, 2021, due to net proceeds from the Business Combination of $1,134.0 million and net proceeds from the issue of Series U-2 preferred stock of $397.9 million in 2021.
Net cash provided by financing activities was $1,539.8 million for the year-ended December 31, 2021, primarily due to net proceeds from the Business Combination of $1,134 million and net proceeds from issuance of series U-2 preferred stock of $397.9 million.

Net cash provided by investing activities was $1.4 million for the year-ended December 31, 2020, primarily due to proceeds from the issuance of common stock of $2.7 million, partially offset by payments to repurchase Series B preferred stock of $0.5 million and payments to repurchase unvested early exercised stock options of $0.8 million.

Contractual Obligations, Commitments and Contingencies
We may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. We did not record any material losses for 2020 or 2021.
Our future contractual commitments related to future minimum payments for purchase obligations at December 31, 2021 are $52.6 million in 2022, $62.8 million in 2023, $62.4 million in 2024, $64.0 million in 2025, and $27.1 million in 2026. Our future contractual commitments related to future minimum payments under non-cancelable operating leases at December 31, 2021 are $24.2 million in 2022, $24.9 million in 2023, $24.4 million in 2024, $22.7 million in 2025, $20.6 million in 2026 and $60.8 million thereafter.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or “U.S. GAAP”. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Our critical accounting policies are described below.
Stock-Based Compensation
We measure and record the cost of stock-based awards granted to its employees and directors based on the estimated grant-date fair value of the awards. Cost for awards with only a service condition is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Costs for awards with a service and performance condition are recognized on a graded-vesting basis over the requisite service period. We elected to recognize the effect of forfeitures in the period they occur. We determine the fair value of stock options using the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:
•Expected Term—we use the simplified method when calculating the expected term due to insufficient historical exercise data to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Expected Volatility—the volatility is based on the average historical stock volatilities of a peer group of comparable companies within the automotive and energy storage industries.
•Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
The grant date fair value of our common stock prior to the Business Combination was determined with the assistance of an independent third-party valuation specialist. The grant date fair value of our common stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability (Level 3 inputs). Based on Aurora’s early stage of development and other relevant factors, it determined that an Option Pricing Model (“OPM”) was the most appropriate method for allocating its enterprise value to determine the estimated fair value of our common stock before the Business Combination. We have historically used the OPM back solve analysis to estimate the fair value of our common stock, which derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security, shares of our convertible preferred stock in this instance. The estimates utilized in determining the grant date fair value for new awards will not be necessary once our shares are publicly traded.
Business Combinations
We allocate the fair value of the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates and assumptions in valuing certain intangible assets include, but are not limited to, estimated replacement cost, profit margin, opportunity cost, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Valuation of Intangible Assets
Intangible assets with indefinite lives consist of in-process research and development (“IPR&D”). We test these assets for potential impairment annually as of December 31 of each fiscal year. These assets are tested annually for impairment until completion. If potential impairment is identified, the process of evaluating the potential impairment of these assets involve significant judgment regarding estimates of the future cash flows associated with each asset.
No intangible asset impairments were recorded during the years ended December 31, 2021 or 2020.
Valuation of Earnout Shares Liability
Shares held by Reinvent Sponsor Y LLC (the “Sponsor” not forfeited under the terms of the Merger Agreement and subject to price based vesting terms (the “Earnout Shares”) are accounted for as a derivative liability that is measured at fair value at Closing and remeasured in subsequent periods with changes reflected in earnings until the vesting conditions are met or the shares expire.
Recently Adopted and Issued Accounting Pronouncements
See Note 2 to our financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period. This may make it difficult to compare our financial results with the financial results of other public companies that are either not emerging growth companies or emerging growth companies that have chosen not to take advantage of the extended transition period.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk
Our results of operations are directly exposed to changes in interest rates, among other macroeconomic conditions. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.
We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our business, financial condition or results of operations. Fluctuations in the value of our money market funds caused by a change in interest rates (gains or losses on the carrying value) are recorded in other income and are realized only if we sell the underlying securities.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, if our costs were to become subject to inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data
AURORA INNOVATION, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aurora Innovation, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aurora Innovation, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
Santa Clara, California
March 11, 2022

AURORA INNOVATION, INC.
Consolidated Balance Sheets
December 31, 2021 and 2020
(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,610,135	$387,346
Restricted cash	280	182
Contract asset	32,538	—
Related party receivable	10,726	—
Prepaid expenses and other current assets	23,765	18,918
Total current assets	1,677,444	406,446
Property and equipment, net	93,517	10,897
Operating lease right-of-use assets	151,278	90,864
Restricted cash, long term	15,832	12,300
Other assets	21,050	15,631
Acquisition related intangible assets	617,200	52,700
Goodwill	1,113,766	30,047
Total assets	$3,690,087	$618,885
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,901	$6,502
Related party payable	540	—
Accrued expenses and other liabilities	70,006	18,768
Operating lease liabilities, current	12,274	6,681
Total current liabilities	90,721	31,951
Operating lease liabilities, long-term	134,551	97,153
Deferred tax liability	3,905	3,052
Warrant liabilities	65,678	—
Earnout Shares liability	52,380	—
Other long-term liabilities	1,150	25
Total liabilities	$348,385	$132,181
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.00001 par value; nil and 290,300,547 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	—	763,283
Stockholders’ deficit
Common stock - Class A shares, $0.00001 par value, 641,721,837 and 278,810,627 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; Class B shares, $0.00001 par value, 481,107,977 and nil shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	11	—
Additional paid-in capital	4,432,907	59,184
Accumulated deficit	(1,091,216)	(335,763)
Total stockholders’ equity (deficit)	3,341,702	(276,579)
Total liabilities, redeemable convertible preferred stock, and stockholder’s equity (deficit)	$3,690,087	$618,885

AURORA INNOVATION, INC.
Consolidated Statements of Operations
Years ended December 31, 2021 and 2020
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
Collaboration revenue	$82,538	$—
Operating expenses:
Research and development	697,276	179,426
Selling, general and administrative	115,925	38,693
Total operating expenses	813,201	218,119
Loss from operations	(730,663)	(218,119)
Other income (expense):
Interest and other income	525	3,717
Change in fair value of derivative liabilities	(20,116)	—
Transaction costs	(4,516)	—
Other expense	(5,184)	(45)
Loss before income taxes	(759,954)	(214,447)
Income tax expense (benefit)	(4,501)	2
Net loss	$(755,453)	$(214,449)
Basic and diluted net loss per share - Class A and Class B	$(1.22)	$(0.79)
Basic and diluted weighted-average shares outstanding - Class A and Class B	620,816,420	270,940,197

AURORA INNOVATION, INC.
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2021 and 2020
(in thousands)

	Twelve Months Ended December 31,
	2021	2020
Net loss	$(755,453)	$(214,449)
Other comprehensive income:
Available-for sale investments
Net unrealized loss	—	(125)
Net change	—	(125)
Other comprehensive loss	—	(125)
Comprehensive loss	$(755,453)	$(214,574)

AURORA INNOVATION, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
12 Months Ended December 31, 2021 and 2020 (in thousands, except share amounts)

	Redeemable Convertible Preferred stock		Common stock		Additional Paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	133,784,888	$763,815	121,414,839	$—	$38,964	$125	$(121,314)	$(82,225)
Recapitalization	156,640,742	—	142,157,477	3	(3)	—	—
Balance as of December 31, 2019	290,425,630	$763,815	263,572,316	$3	$38,961	$125	$(121,314)	$(82,225)
Issuance of common stock upon exercise of stock options	—	—	3,433,498	—	2,952	—	—	2,952
Vesting of early exercised stock options	—	—	2,262,645	—	388	—	—	388
Vesting of restricted stock	—	—	9,542,168	—	—	—	—	—
Repurchase of series B redeemable convertible preferred stock at $4.26	(125,083)	(532)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,880	—	—	16,880
Unrealized loss on held for sale investments	—	—	—	—	—	(125)	—	(125)
Net Loss	—	—	—	—	—	—	(214,449)	(214,449)
Balance as of December 31, 2020	290,300,547	$763,283	278,810,627	$3	$59,181	$—	$(335,763)	$(276,579)
Issuance of series U-1 redeemable convertible preferred stock at $9.06 per share in relation to acquisition	110,437,359	1,000,000	—	—	—	—	—	—
Issuance of series U-2 redeemable convertible preferred stock at $9.06 per share, net of issuance costs of $2,138	44,174,944	397,862	—	—	—	—	—	—
Issuance of common stock in relation to acquisitions	—	—	257,863,127	3	937,665	—	—	937,668
Purchase consideration allocated to non-cash compensation expense	—	—	—	—	7,873	—	—	7,873
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(444,912,850)	(2,161,145)	444,912,850	4	2,161,141	—	—	2,161,145
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	129,294,175	1	1,040,520	—	—	1,040,521
Issuance of common stock upon exercise of stock options	—	—	8,393,301	—	7,847	—	—	7,847
Issuance of common stock upon vesting of restricted stock units	—	—	917,959	—	—	—	—	—
Common stock withheld for net share settlement of equity awards	—	—	(302,418)	—	(3,705)	—	—	(3,705)
Vesting of early exercised stock options	—	—	1,271,075	—	182	—	—	182
Vesting of restricted stock	—	—	1,669,118	—	—	—	—	—
Stock-based compensation	—	—	—	—	222,203	—	—	222,203
Net loss	—	—	—	—	—	—	(755,453)	(755,453)
Balance as of December 31, 2021	—	$—	1,122,829,814	$11	$4,432,907	$—	$(1,091,216)	$3,341,702

AURORA INNOVATION, INC.
Statement of Cash Flows
Years ended December 31
(in thousands)

	2021	2020
Cash flows from operating activities:
Net loss	$(755,453)	$(214,449)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,581	3,117
Reduction in the carrying amount of ROU assets	25,424	14,109
Accretion of discount on short-term investments	—	(143)
Loss on disposal of equipment	3,338	—
Non-cash severance	7,873	—
Stock based compensation	220,058	16,880
Change in deferred tax asset valuation allowance	(4,504)	—
Change in fair value of derivative liabilities	20,116	—
Transaction costs associated with warrants	4,516	—
Other	3,836	—
Changes in operating assets and liabilities:
Contract asset	(32,538)	—
Prepaid expenses and other current assets	(9,901)	(11,692)
Other assets	(5,566)	(14,038)
Accounts payable	444	2,189
Accrued expenses and other current and non-current liabilities	(35,845)	13,674
Operating lease liability	(20,667)	(1,526)
Net cash used in operating activities	(563,288)	(191,879)
Cash flows from investing activities:
Purchases of property and equipment	(48,054)	(6,689)
Proceeds from sale of property and equipment	3,500	—
Net cash acquired in acquisitions	294,439	—
Purchase of short-term investments	—	(120,022)
Maturities of short-term investments	—	470,000
Net cash provided by investing activities	249,885	343,289
Cash flows from financing activities:
Proceeds from early exercised stock options	—	79
Payments to repurchase unvested early exercised stock options	—	(763)
Payments to repurchase series B preferred stock	—	(532)
Proceeds from issuance of common stock	7,999	2,662
Proceeds from issuance of Series U-2 preferred stock, net	397,862	—
Proceeds from the reverse recapitalization, net of transaction costs	1,133,961	—
Net cash provided by financing activities	1,539,822	1,446
Net increase in cash, cash equivalents, and restricted cash	$1,226,419	$152,856
Cash, cash equivalents, and restricted cash at beginning of the period	399,828	246,972
Cash, cash equivalents, and restricted cash at end of the period	$1,626,247	$399,828

AURORA INNOVATION, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2021 and 2020
(in thousands, except share data)
(1)Overview and Organization
Aurora Innovation, Inc. and its wholly-owned subsidiaries (the “Company” or “Aurora”) was initially incorporated as a Cayman Islands exempted company on October 2, 2020 and formerly known as Reinvent Technology Partners Y (“RTPY”). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On November 3, 2021 (the “Closing Date” or “Closing”), the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, domesticated as a Delaware corporation, and change its name to Aurora Innovation, Inc. As contemplated by the Agreement and Plan or Merger dated July 14, 2021 (the “Merger Agreement”), Aurora consummated the merger transaction (the “Merger”) whereby RTPY Merger Sub, Inc., a direct wholly owned subsidiary of the Company, merged with and into Aurora Innovation Holdings, Inc. (“Legacy Aurora”), a Delaware corporation f/k/a Aurora, Innovation, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “AUR” and the Company’s warrants to purchase shares of Class A common stock are listed on the NASDAQ under the symbol “AUROW”.

The Company is headquartered in Pittsburgh, Pennsylvania and has offices in eight additional cities: Palo Alto, Mountain View, and San Francisco, California; Bozeman, Montana; Coppell, Texas; Wixom, Michigan; Seattle, Washington; and Louisville, Colorado . The Company designs and develops the Aurora Driver, which is the hardware, software, and data services that allow vehicles to drive themselves.
(2)Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Company’s consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The Merger was accounted for as a reverse recapitalization and operations prior to the Closing presented are those of Legacy Aurora (see “Note 3 - Reverse Recapitalization”). All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment; valuation allowance for deferred income tax assets, valuation of intangible assets, fair value of options granted under the Company’s stock-based compensation plans, present value of the lease liability, total estimated hours used in determining the recognition of revenue, the valuation of the warrant liabilities, and the valuation of the Earnout Shares liability.
Segment Information
The Company has one reportable segment. The Company’s chief operating decision maker (the “CODM”) manages the operations of the Company on a consolidated basis when allocating resources and all significant operating decisions are based on analysis of the Company as a single business.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity, when purchased, of 90 days or less to be cash equivalents. The recorded carrying value of cash equivalents approximates their fair value.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to the signing of the Company’s operating lease agreements. The Company has presented restricted cash separately from cash and cash equivalents on the balance sheet.

Revenue Recognition
The Company accounts for the collaboration framework agreement and project plan with a major customer using the input measure of hours expended as a percentage of total estimated hours to complete the project commencing with initial recognition in August 2021 when a collaboration project plan was signed.

The excess of revenue recognized over cash collected is recognized as a contract asset.
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets of three to five years except for leasehold improvements depreciated over the lesser of the asset’s useful life (seven years) or the remaining lease term and buildings are depreciated over twenty years.
Leases
The Company determines if an arrangement is a lease at inception. All leases are assessed for classification as an operating lease or a finance lease. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate because the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate, calculated based on available information at the lease commencement date, is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. The Company’s right of use (ROU) assets are also recorded at the applicable lease commencement date. The ROU assets equals the amount of the related lease liability, adjusted for prepaid lease payments made prior to the lease commencement date, lease incentives and initial direct costs.
Certain lease contracts include obligations to pay for other services, such as operations and maintenance. The Company elected the practical expedient whereby the Company records all lease components and the related minimum non-lease components as a single lease component. Cash payments made for variable lease costs, such as maintenance and tenant improvements, are not included in the measurement of the Company’s operating lease assets and liabilities as of the lease commencement date. The Company does not include variable payments in the calculation of the ROU asset at the commencement of the lease, however if the variable payments are based on a contingent event, and that contingent event is ultimately resolved, the ROU asset is re-measured and all such variable payments are then included. Many of the Company’s lease terms include one or more options to renew. The Company does not assume renewals in the determination of the lease term unless it is reasonably certain that the Company will exercise that option. Lease costs for minimum lease payments for operating leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any residual value guarantees.
The Company has elected to not recognize a lease liability or right-of-use (ROU) asset for short-term leases, which are defined as leases with a term of twelve months or less that do not include an option to purchase the underlying asset.
Business Combinations
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement cost, profit margin, opportunity cost, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets
(i)Goodwill
Goodwill represents the excess purchase consideration of acquired businesses over the estimated fair value of the net assets acquired and is not amortized. Goodwill is evaluated for impairment annually on December 31, or whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The Company did not record any impairment to goodwill in any of the periods presented.
(ii)Acquired Intangible Assets
Acquired Intangible Assets consist of in-process research and development (IPR&D) from the Company’s acquisitions of Apparate USA LLC (“Uber Advanced Technologies Group” or “ATG”), Blackmore Sensors and Analytics, and OURS Technology (“OURS”). Each IPR&D has an indefinite useful life and is tested for impairment annually until completion. As of December 31, 2021 the IPR&D have not been completed.
(iii)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized in the years ended December 31, 2021 and 2020.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs consist primarily of payroll, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services and are included in research and development in the accompanying statement of operations.
Advertising Costs
Advertising costs are expensed as incurred and are included in selling, general, and administrative in the accompanying statement of operations. There were no advertising costs incurred in 2021 and 2020.
Software Development Costs
The Company follows the provisions of ASC 985-20, Software - Costs of Software to be Sold, Leased, or Marketed (“ASC 985-20”). Costs have not yet met the criteria for capitalization as technological feasibility has not been established as defined by ASC 985-20.
Income Taxes
The Company accounts for income taxes using the asset-and-liability method. ASC 740, Accounting for Income Taxes (“ASC 740”), requires the recognition of deferred tax assets and liabilities based upon the temporary differences between the financial reporting and tax bases of assets and liabilities and using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records uncertain tax positions on the basis of a two-step process in which: (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of technical merits of the position, and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the tax benefit as the largest amount that is cumulatively more than 50% likely to be realized upon ultimate settlement with the related tax authority.
Stock-based Compensation
The Company recognizes share-based compensation cost using the fair value method of accounting. The fair value of the Company’s stock options are measured based on the grant-date fair value which is calculated using a Black-Scholes option pricing model and the fair value of restricted stock units are measured as the fair value of Aurora common stock.

The fair value of the stock-based compensation for awards with only service conditions is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Expense for awards with service and performance conditions is recognized on a graded-vesting basis over the requisite service period. The Company recognizes the effect of forfeitures in the period they occur.
Public and Private Placement Warrants
The Company accounts for the public and private placement stock purchase warrants (collectively “the warrants”) as derivative liabilities under ASC 815 Derivatives and Hedging. The liabilities are measured at fair value on Closing and in subsequent periods with any changes in fair value reflected in the statement of operations until the warrants are exercised, redeemed, or expire.
Earnout Shares
The Company accounts for shares held by Reinvent Sponsor Y LLC (the “Sponsor”) not forfeited under the terms of the Merger Agreement and subject to price based vesting terms (the “Earnout Shares”) as a derivative liability under ASC 815 Derivatives and Hedging. The Earnout Shares are accounted for as a liability as the shares are not indexed to our common stock. The liability is measured at fair value on Closing and in subsequent periods with any changes in fair value reflected in the statement of operations until the vesting conditions are met or the shares expire.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Significant Risks and Uncertainties Including Business and Credit Concentrations
The Company’s principal operations are the research, design, and implementation of the Aurora Driver. The Company is currently researching and developing its proprietary technology with the goal of commercializing the Aurora Driver. The Company expects that it will need to raise additional capital to support its development and commercialization activities. Significant risks and uncertainties to the Company’s operations include failing to secure additional funding and the threat of other companies developing and bringing to market similar technology at an earlier time than the Company. However, given the amount of available cash and cash equivalents, management believes available capital resources are sufficient to meet working capital and capital expenditure needs for at least twelve months following the issuance date of these financial statements.
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at U.S. commercial banks. Cash and cash equivalents deposited with domestic commercial banks generally exceed the Federal Deposit Insurance Corporation insurable limit. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.
In 2021, the Company reported $82,538 in collaboration revenue from an agreement with an automotive original equipment manufacturers (OEM). The commercial relationship with this OEM was governed by a collaboration framework agreement and a project plan agreement that specify the work that was to occur and payments that were to be made. The revenue arrangement is nonrecurring, and, as of December 31, 2021, the Company does not have any long-term contracts with customers that are expected to provide recurring revenue streams.
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. As of the date of these financial statements, the Company has not experienced a negative impact to its financial position, results of operations, and operating cash flows. The Company cannot accurately predict the length or severity of this pandemic and the impact it might have on the world and domestic economies. However, the Company believes that for the foreseeable future, based on its current capital resources and its operations and cash flows, it will not be materially nor negatively affected.
Recently Issued Accounting Standards – Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The standard will be effective for the Company on January 1, 2022. The Company is currently evaluating the impact of the new guidance.
In December 2020, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, Income Taxes, as well as removing certain exceptions within ASC 740. The standard will be effective for the Company on January 1, 2022. The Company is currently evaluating the impact of the new guidance.
Recently Issued Accounting Standards – Adopted in Fiscal 2021
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. The Company adopted the standard effective January 1, 2021. The adoption did not have a material impact on the financial statements.

(3)Reverse Recapitalization

On November 3, 2021, Legacy Aurora consummated the merger with RTPY Merger Sub, Inc., a direct wholly owned subsidiary of Aurora.

Prior to the Merger, holders of 75,459,006 shares of RTPY ordinary Class A shares exercised their right to redeem such shares at a price of approximately $10.00 per share. The remaining 22,291,089 public shares converted to Aurora Class A common stock with the consummation of the Merger.

In connection with the Closing, issued and outstanding shares of Legacy Aurora common stock (including converted preferred stock), options to purchase Legacy Aurora common stock, and awards of restricted stock units based on shares of Legacy Aurora common stock were converted into rights to receive shares, options, or awards of Aurora at the Exchange Ratio of approximately 2.1708. Transactions in Legacy Aurora capital stock and equity incentive plans included:

•204,949,573 shares of Legacy Aurora preferred stock were converted to 204,949,573 shares of Legacy Aurora common stock.
•458,202,021 shares of Legacy Aurora common stock, including shares resulting from the conversion of Legacy Aurora preferred stock, were converted to 513,575,278 shares of Aurora Class A common stock and 481,107,977 shares of Aurora Class B common stock.
•37,972,693 outstanding options to purchase shares of Legacy Aurora common stock (“Legacy Aurora Options”) were converted into 82,432,681 options to purchase shares of Aurora Class A common stock (“Aurora Options”).
•15,984,012 awards of restricted stock units based on shares of Legacy Aurora common stock (“Legacy Aurora RSU Awards”) were converted into 34,698,749 awards of restricted stock units based on shares of Aurora Class A common stock (“Aurora RSU Awards”).

Concurrently with the merger, certain institutional and accredited investors entered into subscription agreements pursuant to which the investors agreed to purchase 100,000,000 shares of Aurora Class A common stock at $10.00 per share for aggregate proceeds of $1,000,000.

RTPY Class B ordinary shares held by Reinvent Sponsor Y LLC (the “Sponsor”) converted into 120,000 shares of Aurora Class A common stock in connection with the merger. In connection with the Sponsor Agreement entered into on July 14, 2021, RTPY Class A ordinary shares held by the Sponsor which were not forfeited due to redemption activity prior to the merger are deemed to be effectively issued on the Closing Date for financial reporting purposes. 6,883,086 shares are effectively issued with 1,720,772 of these shares subject to lock up provisions and 5,162,314 of these shares subject to price based vesting conditions (the “Earnout Shares”).

Each of the then issued and outstanding 12,218,750 redeemable warrants of RTPY converted automatically into a redeemable warrant to purchase one share of Aurora Class A common stock (the “Public Warrants”). Additionally, each of the then issued and outstanding 8,900,000 private placement warrants of RTPY converted automatically into an Aurora warrant (the “Private Placement Warrants”).

The number of shares of Aurora Class A and Class B common stock issued and outstanding following the consummation of the merger was as follows:

Shares
RTPY public shares	97,750,095
Less: redemptions of RTPY public shares	(75,459,006)
RTPY public shares, net of redemptions	22,291,089
RTPY Sponsor shares	7,003,086
PIPE shares	100,000,000
Total shares of RTPY common stock outstanding prior to the merger	129,294,175
Legacy Aurora shares	994,683,255
Total shares of Aurora common stock outstanding subsequent to the merger	1,123,977,430

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, RTPY is treated as the acquired company and the Merger is treated as the equivalent of Legacy Aurora issuing shares for the net assets of RTPY, accompanied by a recapitalization. The accounting acquirer was primarily determined based on Legacy Aurora shareholders having the largest voting interest in the post-combination company and the ability to appoint the majority of the members of the Board of Directors as well as Legacy Aurora management holding executive management roles in the post-combination company and are responsible for the day-to-day operations which are comprised of Legacy Aurora activities.

The net assets of RTPY were recognized at historical cost as of the Closing, with no goodwill or other intangible assets recorded. Operations prior to the merger presented are those of Legacy Aurora and the accumulated deficit of Legacy Aurora has been carried forward after Closing.

In connection with the merger, the Company raised proceeds of $1,223,156 including $1,000,000 from the PIPE investment, $222,911 cash held in RTPY’s trust account from its initial public offering, and $245 in cash held in RTPY’s operating cash account. The proceeds were net of $754,590 paid to redeem RTPY public shares and $48,577 in costs incurred by RTPY prior to Closing. Legacy Aurora incurred $40,617 in transaction costs consisting of banking, legal, and other professional fees. Of this total, $36,101 was recorded as a reduction to additional paid-in capital and $4,516 was expensed in the consolidated statements of operations. Total net cash proceeds to the Company was $1,133,961.

(4)Balance Sheet Detail
(a)Fair Value of Financial Instruments
The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with those financial instruments.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: Inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3:Inputs to the valuation methodology, which are significant to the fair value measurement, are unobservable.
An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring bases as of December 31, 2021 and 2020:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,609,919	$—	$—	$1,609,919
Total cash equivalents	$1,609,919	$—	$—	$1,609,919
Liabilities:
Public warrants	37,999	—	—	37,999
Private placement warrants	—	27,679	—	27,679
Earnout Shares liability	—	—	52,380	52,380
Total liabilities	$37,999	$27,679	$52,380	$118,058

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$387,464	$—	$—	$387,464
Total cash equivalents	$387,464	$—	$—	$387,464

The Public Warrants and Private Placement Warrants (see Note 8: Derivative Liabilities) are measured at fair value on a recurring basis. The Public Warrants are valued based on the closing price of the publicly traded instrument. The Private Placement Warrants are valued using observable inputs for similar liabilities resulting in Level 2 classification.

The Earnout Shares liability (see Note 8: Derivative Liabilities) are measured at fair value on a recurring basis. The fair value was determined using a Monte Carlo simulation with a risk free rate of 1.60% and 1.52% and volatility of 50% and 50% as of November 3, 2021 and December 31, 2021, respectively.
(b)Property and Equipment
Property and equipment consist of the following at December 31:

	2021	2020
Land	$13,503	$—
Furniture and fixtures	10,893	4,209
Test and lab equipment	11,984	3,787
Leasehold improvements	61,173	3,609
Computers and equipment	7,839	2,121
Computer software	3,321	1,941
Automobile	3,444	520
Buildings	1,040	—
	113,197	16,187
Less accumulated depreciation and amortization	(19,680)	(5,290)
Total property and equipment, net	$93,517	$10,897

(c)Other Assets
Other assets consist of the following at December 31:

	2021	2020
Long-term prepaid expenses and other assets	$4,631	$15,507
Equity method investment	16,088	—
Security deposits	331	124
Total other assets	$21,050	$15,631
(d)Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	2021	2020
Accrued expenses	$16,074	$3,412
Accrued compensation	51,401	13,938
Other	2,531	1,418
Total accrued expenses and other current liabilities	$70,006	$18,768
(5)Collaboration Revenue
In January 2021, the Company entered into a collaboration framework agreement with Toyota Motor Corporation (“Toyota”) with the intention of deploying the Aurora Driver into a fleet of Toyota Sienna vehicles, subject to further agreement of a collaboration projection plan that was signed in August 2021. The Company received $50,000 in cash consideration in April 2021 and expects the remaining $100,000 in 2022.
Revenue is recognized using the input measure of hours expended as a percentage of total estimated hours to complete the project commencing with initial recognition in August 2021 when the project plan was signed.
$32,538 is recognized as a contract asset as of December 31, 2021 as a result of revenue of $82,538 and cash receipts of $50,000.
(6)Acquisitions
Apparate USA LLC

On January 19, 2021, the Company acquired 100% of the voting interests of ATG, which was a company developing self-driving technology.

The acquisition date fair value of the consideration transferred for ATG was approximately $1,915,708 which consisted of stock consideration. The stock consideration transferred comprised 110,437,359 shares of the Company’s Series U-1 preferred stock and 252,194,518 shares of the Company’s common stock. The preferred stock was valued referencing a subsequent purchase of the Company’s Series U-2 redeemable convertible preferred stock. The common stock was valued based on the fair value as of January 19, 2021, as determined by a third-party valuation expert using an Option Pricing Method model.

The transaction costs associated with the acquisition were approximately $15,113 and were recorded in general and administrative expense in the year ended December 31, 2021.

The Company has accounted for the ATG acquisition as a business combination, and therefore the assets acquired and liabilities assumed were recognized at their fair values on the date of the ATG acquisition.

We recorded a measurement period adjustment to the preliminary purchase price allocation which included an $21,652 decrease in property and equipment, an $3,342 increase in deferred tax liability and an $24,994 increase in goodwill. This measurement period adjustment was made to reflect facts and circumstances that existed as of the acquisition date.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the ATG acquisition:

Fair Value
Cash and cash equivalents	$310,540
Prepaid expenses and other current assets	6,229
Property and equipment	63,395
Operating lease right-of-use assets	41,915
Other assets	18,351
Acquisition related intangible assets	545,500
Goodwill	1,060,159
Accounts payable	(1,860)
Related party payable	(46,970)
Accrued expenses and other current liabilities	(37,796)
Operating lease liabilities	(40,413)
Deferred tax liability	(3,342)
Total	$1,915,708

The sole identifiable intangible asset acquired in the ATG acquisition was in-process research and development (IPR&D) and has an indefinite useful life as of the date of the acquisition. The fair value of the IPR&D intangible asset was determined through a replacement cost approach, which identifies the costs that would be necessary to recreate the asset if the Company were to internally develop the acquired technology. Significant unobservable inputs include overhead costs, profit margin, opportunity cost, and obsolescence.

The asset has not been placed into service and there have been no impairment charges related to the intangible asset as of December 31, 2021.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.

Separately, the Company recognized $7,873 in non-cash compensation expense for severance payments by the former parent of ATG. This amount was allocated from total equity consideration transferred.

The following supplemental pro forma information combines the historical results of Aurora and ATG as if the ATG acquisition had occurred on January 1, 2020, the beginning of the earliest period presented and includes pro forma adjustments related to depreciation and amortization of acquired property, plant and equipment, share-based compensation expense, and severance expense.

	Twelve months ended December 31,
	2021	2020
Revenue	$82,538	$—
Net loss	(626,964)	(1,033,727)

OURS Technology, Inc.

On March 5, 2021, the Company acquired 100% of the voting interests in OURS, a silicon photonics company. The Company has included the financial results of OURS in the condensed consolidated financial statements prospectively from the date of acquisition. The OURS acquisition date fair value of the consideration transferred for OURS was approximately $40,821, which consisted of the following

Fair Value
Cash	$16,107
Stock Consideration	24,105
Assumed liabilities related to third-party expenses	609
Total	$40,821

As part of the OURS acquisition, the Company assumed certain OURS compensation agreements, including the conversion of certain shares of OURS restricted stock into rights to receive the Company’s restricted stock, and assuming certain stock options with an estimated fair value of $3,789. For the stock options assumed, based on the service period related to the period prior to the OURS acquisition date, $2,145 was allocated to the purchase price, and $1,644 relating to post-acquisition services which will be recorded as operating expenses over the remaining requisite service periods.

The stock consideration transferred comprised 6,064,675 shares of the Company’s common stock including 396,067 shares of restricted stock granted. The restricted stock awards (RSAs) were valued based on the March 5, 2021 fair value, as determined by a third party valuation expert using an Option Pricing Method model, and the estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The RSAs vest monthly over a 2-year period starting on the vesting commencement date and expire once the holder ceases to be a service provider of the Company.

The transaction costs associated with the OURS acquisition were approximately $262 and were recorded in general and administrative expense in the twelve months ended December 31, 2021.

The Company has accounted for the OURS acquisition as a business combination, and therefore the assets acquired and liabilities assumed were recognized at their fair values on the date of the OURS acquisition.

We recorded a measurement period adjustment to the preliminary purchase price allocation which included an $774 decrease in deferred tax liability and an $774 decrease in goodwill. This measurement period adjustment was made to reflect facts and circumstances that existed as of the acquisition date.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the OURS acquisition:

Fair Value
Cash and cash equivalents	$153
Prepaid expenses and other current assets	23
Property and equipment	218
Other assets	9
Acquisition related intangible assets	19,000
Goodwill	23,477
Accounts payable	(46)
Deferred tax liability	(2,013)
Total	$40,821

The sole identifiable intangible asset acquired in the OURS acquisition was in-process research and development (IPR&D) and has an indefinite useful life as of the date of the acquisition. The fair value of the IPR&D intangible asset was determined through a replacement cost approach, which identifies the costs that would be necessary to recreate the asset if the Company were to internally develop the acquired technology. Significant unobservable inputs include profit margin and opportunity cost.

The asset has not been placed into service and there have been no impairment charges related to the intangible asset as of December 31, 2021.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.

Pro forma results for the OURS acquisition are not presented as the financial impact is immaterial.

(7)Stockholders’ Equity (Deficit)
Preferred Stock

The Company is authorized to issue 1,000,000,000 shares, par value of $0.00001 per share of preferred stock.

Common Stock

Concurrently with the consummation of the Merger on November 3, 2021, 458,202,021 shares of Legacy Aurora common stock were cancelled and reissued as 513,575,278 shares of par value $0.00001 Aurora Class A common stock and 481,107,977 shares of par value $0.00001 Aurora Class B common stock. Shares were converted by the exchange ratio of approximately 2.1708.

In November 2021, the Company authorized 51,000,000,000 shares of common stock to be issued, 50,000,000,000 shares are designated Class A common stock and 1,000,000,000 shares are designated Class B common stock. Class A common stock holders are entitled to one vote for each share and Class B common stock holders are entitled to ten votes for each share. Class A and Class B have identical liquidation and dividend rights. Class B shares are convertible into Class A upon election by the holder or upon transfer (except for certain permitted transfers).

At December 31, 2021, the Company had 641,721,837 shares of Class A common stock and 481,107,977 shares of Class B common stock issued and outstanding.

Common Stock Reserved for Issuance
Common stock reserved for future issuance at December 31, 2021, and December 31, 2020 was as follows. December 31, 2020 balances have been converted using the exchange ratio of 2.1708.

	December 31, 2021	December 31, 2020
Redeemable convertible preferred stock	—	290,300,547
Outstanding stock options	81,405,867	76,067,205
Outstanding restricted stock units	34,054,713	—
Outstanding Public Warrants	12,218,420	—
Outstanding Private Placement Warrants	8,900,000	—
Shares available for issuance under the equity incentive plans	122,487,648	12,386,940
Total shares of common stock reserved	259,066,648	378,754,692

(8)Derivative Liabilities

Common Stock Warrants

On the consummation of the Merger on November 3, 2021, 12,218,750 publicly traded warrants for Class A common stock at an exercise price of $11.50 (the “Public Warrants”) and 8,900,000 warrants held by the Sponsor with an exercise price of $11.50 (the “Private Placement Warrants”) converted automatically into warrants of Aurora common stock.

During the year ended December 31, 2021, 330 Public Warrants were exercised for total cash proceeds of $4. The estimated fair value of the warrant liabilities was $53,219 at Closing and $65,678 at December 31, 2021. For the year-ended December 31, 2021, an expense of $12,459 was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations.

As of December 31, 2021, issued and outstanding warrants were as follows:

Warrant Type	December 31, 2021
Public Warrants	12,218,420
Private Placement Warrants	8,900,000
Total	21,118,420
i.Public Warrants
Public Warrants were exercisable beginning on December 3, 2021. The Company may redeem the Public Warrants when the last reported sales price of Class A common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) exceeds $10.00 or $18.00. Warrants are redeemable in whole and upon a minimum of 30 days’ prior written notice.

If the Reference Value exceeds $18.00, warrants are redeemable at $0.01 per warrant, in whole and upon a minimum of 30 days prior written notice

If the Reference Value exceeds $10.00, warrants are redeemable at $0.10 per warrant, in whole and upon a minimum of 30 days prior written notice that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares. Fair market value of Class A common stock is the volume-weighted average price of Class A ordinary shares for the 10 trading days following the date on which the notice of redemption is sent. The number of ordinary shares received upon exercise is capped at 0.361 shares of Aurora Class A common stock per warrant.

ii.Private Placement Warrants
Private Placement Warrants are not redeemable by the Company as long as they are held by a Sponsor or its permitted transferees. If the Reference value exceeds $18.00 per share and the Company elects to redeem the Public Warrants, the Private Placement Warrants are exercised.

If the Public Warrants are redeemed by the Company when the Reference Value equals or exceeds $10.00, the Private Placement Warrants are also concurrently called for redemption on the same terms as of the Public Warrants.

If the Public Warrants are redeemed by the Company when the Reference Value exceeds $18.00 per share, the Sponsor will exercise the Private Placement Warrants for cash or on a cashless basis.

Earnout Shares liability
In connection with the execution of the Merger Agreement, the Company, Legacy Aurora and the Sponsor entered into the Sponsor Agreement on July 14, 2021. Under the agreement, existing Sponsor shares not forfeited due to redemptions are subject to lock-up and price-based vesting. 1,720,772 shares are subject to a lock-up provision but not price-based vesting. 5,162,314 shares are subject to time-based lock-up provisions as well as price-based vesting as follows:
•1,720,772 shares vest when it has been at least 2 years since the Closing and the volume weighted average price (“VWAP”) of the Company’s class A common stock equals or exceeds $15.00 for 20 trading days of any consecutive 30 trading day period.
•1,720,771 shares vest when it has been at least 3 years since the Closing and the VWAP equals or exceeds $17.50 for 20 trading days of any consecutive 30 trading day period.
•1,720,771 shares vest when it has been at least 4 years since the Closing and the VWAP equals or exceeds $20.00 for 20 trading days of any consecutive 30 trading day period

The estimated fair value of the Earnout Shares liability at Closing was $44,723 at Closing and $52,380 at December 31, 2021. For the year ended December 31, 2021, an expense of $7,657 was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations. No Earnout Shares vested as of December 31, 2021.
(9)Redeemable Convertible Preferred Stock
In January 2021, Legacy Aurora issued 50,873,075 shares of Series U-1 in connection with the ATG acquisition and issued 20,349,230 shares of Series U-2 in exchange for cash proceeds of $397,862, net of transaction costs of $2,138.

Prior to the Closing of the Merger on November 3, 2021, Legacy Aurora had 20,177,530 shares of Seed 1, 9,653,930 shares of Seed 2, 29,948,750 shares of Series A, 71,389,540 shares of Series B, 2,557,518 shares of Series B-1, 50,873,075 shares of Series U-1, and 20,349,230 shares of Series U-2 issued and outstanding.

Concurrent with Closing of the Merger, the 204,949,573 shares of redeemable convertible preferred stock issued and outstanding automatically converted into 204,949,573 shares of Legacy Aurora common stock. The Legacy Aurora common stock converted into 444,912,850 shares of Aurora common stock in connection with the Merger. As of December 31, 2021, no shares of redeemable convertible preferred stock were issued and outstanding.

The significant rights and preferences of the redeemable convertible preferred stock until the Closing of the Merger are as follows:
(i)Dividends
The holders of Seed 1, Seed 2, Series A, and Series B (collectively, the “Senior Preferred Stock”) were entitled to receive dividends, when, as and if declared by the board of directors of the Company, out of any available assets of the Company. The annual dividend rate was $0.014 per share per annum for Seed 1, $0.026 per share per annum for Seed 2, $0.222 per share per annum for Series A, and $0.739 per share per annum for Series B (subject to adjustment from time to time for recapitalization with respect to each such series of preferred stock). The right to receive dividends on shares of Senior Preferred Stock was not cumulative, and payment of any dividends to the holders of Senior Preferred Stock would have been on a pro rata pari passu basis in proportion to the dividend rates for each series of Senior Preferred Stock.
Subject to the prior dividend rights of the Senior Preferred Stock, the holders of outstanding shares of Series B-1 were entitled to receive dividends, when, as and if declared by the board of directors of the Company, out of any available assets of the Company. The annual dividend rate was $0.739 per share per annum for Series B-1 (subject to adjustment from time to time for recapitalization with respect to each such series of redeemable convertible preferred stock). The right to receive dividends on shares of Series B-1 was not cumulative and payment of any dividends to the holders of Series B-1 would have been on a pro rata pari passu basis in proportion to the dividend rates for Series B-1.
After dividends in the full preferential amounts specified for the preferred stock had been paid or set aside, any additional dividends would have been paid among the holders of the redeemable convertible preferred stock and common stock in proportion to the greatest whole number of shares of common stock, which would be held by each holder if all shares of redeemable convertible preferred stock were converted at the then effective conversion rate. The Company has not declared any dividends as of December 31, 2021 and 2020.
(ii)Conversion
At the option of the holder, each share of redeemable convertible preferred stock was convertible, at any time after the date of issuance of such share, into the number of shares of common stock determined by dividing the original issue price for the redeemable convertible preferred stock by the applicable conversion price, determined at the time of conversion. The original issue price and the conversion price would have been adjusted for any stock dividends, stock splits, combination of shares, reorganizations, recapitalizations, reclassifications, or other similar events. The conversion price of each series of redeemable convertible preferred stock was also subject to broad-based weighted average anti-dilution adjustments in the event that the Company issued certain securities at a price per share less than the then applicable conversion price of such series of redeemable convertible preferred stock.

Each share of redeemable convertible preferred stock was automatically converted into common stock at the then effective conversion rate (i) immediately prior to the closing of a firm commitment underwritten initial public offering of common stock under the Securities Act of 1933, as amended, provided that the aggregate gross proceeds to the Company are not less than $100,000 or (ii) upon the written consent for such conversion from (A) the holders of a majority of the outstanding redeemable convertible preferred stock (voting together as a single class and on an as-converted basis) outstanding and (B) the holders of a majority off outstanding of Series B (voting as a separate class) outstanding.
(iii)Liquidation
In the event of any liquidation, dissolution, or winding up of the Company, the holders of then outstanding Senior Preferred Stock were entitled to be paid on a pari passu basis, and prior and in preference to any distribution on any share of Series B-1 and common stock, an amount per share equal to (1) the greater of (a) the sum of (i) the liquidation preference specified for such share of Senior Preferred Stock ($0.175 for Seed 1, $0.322 for Seed 2, $2.776 for Series A, and $9.240 for series B) and (ii) all declared but unpaid dividends on such share of Senior Preferred Stock or (b) the amount that would have been payable if such share of Senior Preferred Stock had converted to common stock immediately prior to such liquidation, dissolution or winding up, or (2) with respect to a particular series of Senior Preferred Stock, such lesser amount as may be approved by the holders of a majority of the outstanding shares of such series, voting as a separate series.
Subject to the prior liquidation rights of the Senior Preferred Stock, in the event of any liquidation, dissolution, or winding up of the Company, the holders of the then outstanding Series B-1, were entitled to be paid on a pari passu basis, and prior and in preference to any distribution on any share of common stock, an amount per share equal to (1) the greater of (a) the sum of (i) the liquidation preference specified for such share of Series B-1 (previously $9.240) and (ii) all declared but unpaid dividends on such share of Series B-1 or (b) the amount that would have been if such shares of series B-1 had converted to common stock immediately prior to such liquidation, dissolution or winding up, or (2) such lesser amount as may be approved by the holders of a majority of the outstanding shares of Series B-1, voting as a separate series.
After the payment of the full liquidation preference to the holders of preferred stock described above, the assets of the Company legally available for distribution, if any, would have been distributed pro rata to holders of the common stock of the Company in proportion to the number of shares of common stock held by them.
The liquidation preferences were deemed to be contingent redemption features exercisable on certain deemed liquidation events which includes a merger, change of control, or a sale of substantially all of the Company’s assets. The deemed liquidation event would have constituted a redemption event not solely within the control of the Company. Redeemable convertible preferred stock was presented outside of permanent equity in mezzanine equity on the balance sheets prior to conversion to common stock upon consummation of the Merger.
(iv)Voting
The holders of shares of redeemable convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which the shares were then convertible. As long as any shares of Seed 1 remained outstanding, the holders of Seed 1, voting as a separate class, were entitled to elect one member of the board of directors (the Series Seed Director). As long as any shares of Series B preferred stock remained outstanding, the holders of Series B preferred stock, voting as a separate class, were entitled to elect one member of the board of directors. The holders of Legacy Aurora common stock, voting as a separate class, were entitled to elect five members of the board of directors. Any additional members of the board of directors were to be elected by the holders of common stock and redeemable convertible preferred stock.
So long as the holders of Seed 1 were entitled to elect a director, the Series Seed Director was entitled to cast two votes on all matters that come before the board of directors. All remaining directors were entitled to cast one vote on all matters.
(v)Protective Provision
As long as any shares of redeemable convertible preferred stock were issued and outstanding, the holders of a majority of outstanding shares of redeemable convertible preferred stock, voting together as a single class on an as-converted basis, must have approved certain transactions. Such actions included adversely amending the rights, preferences, privileges, or restrictions of preferred stock; purchasing, redeeming, paying, or declaring any dividend or making any distribution on any shares of capital stock (subject to limited exceptions); and creating or authorizing the issuance of any debt security or other indebtedness for borrowed money in excess of $250,000 (subject to limited exceptions); and creating or holding capital stock in a subsidiary that is not wholly owned.
(10)Equity Incentive Plans
We maintain four equity compensation plans: the 2021 Equity Incentive Plan (the 2021 Plan), the 2017 Equity Incentive Plan (the 2017 Plan), the 2016 Blackmore Sensors & Analytics, Inc. Equity Incentive Plan (the Blackmore Plan), and the OURS Technologies Inc Equity Incentive Plan (the OURS Plan). The Company assumed stock options under the Blackmore Plan in 2019 and the OURS Plan in 2021 to the extent such employees continued as employees of the Company.

In connection with the Merger, holders of Legacy Aurora options and restricted stock units received an equivalent award at the Exchange Ratio that vest in accordance with the original terms of the award.

2021 Equity Incentive Plan

On November 2 2021, shareholders of RTPY approved and adopted the Aurora Innovation, Inc 2021 Equity Incentive Plan. The 2021 plan makes available for issuance Class A common shares equal to 120,900,000 shares plus any shares subject to awards assumed in the Merger. Additionally, the 2021 Plan includes an annual increase on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 120,900,000, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator.

Under the 2021 Plan, equity-based compensation in the form of restricted stock units (RSUs), restricted stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of December 31, 2021, no awards were granted under the 2021 Plan. 122,487,648 shares of common stock were available for grant.

2017 Equity Incentive Plan
Under the Company’s 2017 Equity Incentive Plan (the 2017 Plan), equity-based compensation in the form of restricted stock units (RSUs), restricted stock awards, incentive stock options, and nonqualified stock options may be granted to employees, officers, directors, consultants, and others.
i.Stock Options
Stock options under the 2017 Plan may be outstanding for periods of up to 10 years following the grant date. The exercise price of stock options for the purchase of shares of common stock under the 2017 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of the grant, as determined by the board of directors. In the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Stock options generally vest over 4 years starting on the vesting commencement date (with a one-year cliff) and expire, if not exercised, 10 years from the date of grant or, if earlier, 3 months after the option holder ceases to be a service provider of the Company. Stock options granted to a stockholder that owns greater than 10% of the company expire, if not exercised, 5 years from the date of grant.
The fair value of each award granted to employees in 2021 and 2020 has been estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: expected life of 5.93 years and 5.93 years, risk-free interest rate of 0.59% and 0.87%; expected volatility of 55.00% and 55.00%; and no dividends during the expected life. Expected volatility is based on the Company’s review of historical volatilities of comparable public companies and an expected future volatility based upon this evidence over the expected term of the award. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms, employees’ historical exercise, and post vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company records forfeitures on the date occurred.
Stock option activity under the 2017 Plan is as follows:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic value(1)
Balance, December 31, 2019	69,990,959	$0.80
Granted	13,940,467	1.44
Exercised	(3,263,193)	0.89
Forfeited	(5,584,769)	1.20
Balance, December 31, 2020	75,083,464	$0.88
Granted	19,480,375	3.67
Exercised	(8,210,529)	0.95
Forfeited	(6,708,760)	2.28
Balance, December 31, 2021	79,644,550	$1.44
Exercisable at December 31, 2021	50,613,778	$0.95	6.93	$521,957
(1) Calculated as the closing stock price on December 31, 2021 of $11.26 less the option exercise price.multiplied by the number of options.

Stock-based compensation related to options granted to employees was $23,421 and $16,569 in 2021 and 2020, respectively. The unrecognized deferred compensation expense for future years’ compensation expense related to unvested options was approximately $36,989 at December 31, 2021. Unrecognized deferred compensation will be recognized over an estimated weighted average amortization period of approximately 2.07 years.
ii.Restricted Stock Units

The vesting of the initial RSU grants was based on the satisfaction of 2 separate vesting requirements on or before the expiration date: (1) a time-based vesting requirement, and (2) a liquidity event. The liquidity event was the earlier of a (i) an initial public offering through a registration statement filed by the Company declared effective or the closing of a transaction with a special purpose acquisition company, or (ii) a change in control. Generally, the time-based vesting requirement is four years starting on the vesting commencement date (with a one-year cliff).

Beginning in July 2021, 5,700,406 RSUs were granted which have only a time-based vesting requirement.

RSU activity under the Plan is as follows:

	Unvested RSUs outstanding
	Number of shares	Weighted average grant date fair value
Balance, December 31, 2020	—	$—
Granted	44,635,346	4.56
Vested	(917,959)	4.98
Forfeited	(9,662,674)	3.93
Balance, December 31, 2021	34,054,713	$4.72

The aggregate intrinsic value of outstanding RSUs at December 31, 2021 was $383,456. The intrinsic value was determined using the closing trading price of our common stock on December 31, 2021 of $11.26.

Stock-based compensation related to RSUs granted to employees was $66,044 and $0 in 2021 and 2020, respectively. The unrecognized deferred compensation expense for future years’ compensation expense related to unvested RSUs was approximately $99,652 at December 31, 2021. Unrecognized deferred compensation will be recognized over an estimated weighted average amortization period of approximately 1.68 years.

Stock-based payments awarded by a related party

Prior to the ATG acquisition, employees of ATG received grants of RSUs in the former ultimate parent company of ATG, a related party after the closing of the transaction. These awards were modified after the transaction to allow the awards to continue to vest for the first year subsequent to the closing of the acquisition as long as personnel remain employees of the Company. These awards are compensation for services provided to the Company and are accounted for as stock-based compensation.

Awards representing 2,928,854 shares were modified on the acquisition date. 537,576 shares were forfeited as of December 31, 2021. The fair value of these awards is equal to the market value of the related party’s common stock on the date of modification. $128,397 in stock-based compensation expense was recognized in the twelve months ended December 31, 2021.

The unrecognized deferred compensation expense for future years’ compensation expense is $6,232 as of December 31, 2021. Unrecognized deferred compensation will be recognized over an estimated weighted average amortization period of approximately 0.05 years.

Stock-based compensation expense

Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of December 31, 2021.

Total stock-based compensation expense by function was as follows (in thousands):

	Twelve months ended December 31,
	2021	2020
Research and Development	$206,879	$14,082
General and Administrative	13,179	2,798
Total	$220,058	$16,880
(11)Income Taxes
The Company only has operations in the United States. Loss from operations before income taxes is categorized geographically as follows:

	2021	2020
United States	$(759,954)	$(214,447)
Total loss from operations before income taxes	$(759,954)	$(214,447)

The federal and state income tax provision is summarized as follows:

	2021	2020
Current income tax expense:
Federal	$—	$—
State	2	2
Total current income tax expense	2	2
Deferred income tax benefit:
Federal	(3,805)	—
State	(698)	—
Total deferred income tax benefit	(4,503)	—
Total tax benefit (expense)	$(4,501)	$2
The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	2021	2020
Tax at federal statutory rate	21.0%	21.0%
State income tax, net of federal tax benefit	0.1	—
Stock-based compensation	(0.4)	(1.5)
Research and development credits	2.5	3.5
Liability classified financial instruments	(0.7)	—
Other	(0.1)	0.2
Change in valuation allowance	(21.8)	(23.2)
Total provision for income taxes	0.6%	—%
The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	2021	2020
Deferred tax assets:
Net operating losses	$244,401	$70,125
Tax credits	44,610	21,461
Stock-based compensation	41,462	324
Accrued compensation and related expenses	9,272	2,293
Lease liability	31,466	24,521
Other	1,928	236
Total deferred tax assets	373,139	118,960
Valuation allowance	(330,623)	(87,241)
Total deferred tax assets, net of valuation allowance	42,516	31,719
Deferred tax liabilities:
Depreciation and amortization	(6,529)	(11,040)
Right of use asset	(32,172)	(23,253)
Other	(7,720)	(478)
Total deferred tax liabilities	(46,421)	(34,771)
Total net deferred tax liabilities	$(3,905)	$(3,052)
As of December 31, 2021, the Company had federal and state net operating losses of $913,578 and $728,261, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire starting in 2036 and 2029, respectively.

As of December 31, 2021, the Company had federal research and development credits of $41,623, which will begin to expire in 2037 and state research and development credits of $21,358, which will begin to expire in 2032.
Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax assets and, as a result, has determined that certain deferred tax assets are not realizable on a more likely than not basis. The valuation allowance increased by $243,382 and $56,716 as of December 31, 2021 and 2020, respectively.
Internal Revenue Code Section 382 and similar state provisions limit the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change of ownership, utilization of net operating losses and tax credit carryforwards may be limited. Certain acquired net operating losses and tax credits are subject to limitations.
The Company recorded cumulative unrecognized tax benefits pursuant to ASC Subtopic 740-30 in the amount of $17,834 and $5,256, respectively, during the years ended December 31, 2021 and 2020.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant during the years ended December 31, 2021 and 2020.
Changes in balances during 2021 and 2020 and ending balances as of December 31, 2021 and 2020 in gross unrecognized tax benefits were as follows:

	2021	2020
Beginning balance	$5,256	$2,360
Increases related to tax positions taken during a prior year	750	202
Increases related to tax positions taken during the current year	11,962	2,772
Decreases related to tax positions taken during a prior year	(134)	(78)
Decreases related to tax settlements with taxing authorities	—	—
Ending balance	$17,834	$5,256
The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. None of the unrecognized tax benefits, if recognized, would have a material effect on the effective tax rate.

The Company files U.S. federal and state income tax returns. The Company is not currently under examination by income tax authorities in any jurisdiction. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.
(12)Leases
The Company leases office facilities in Palo Alto, California; Mountain View, California; San Francisco, California; Pittsburgh, Pennsylvania; Bozeman, Montana; Coppell, Texas; Wixom, Michigan; Seattle, Washington; and Louisville, Colorado under non cancelable operating lease agreements that expire between 2021 through 2035. One acquired lease in Pittsburgh has renewal options the Company is reasonably certain to exercise which result in a lease term to 2042.

As of December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 9.32 years and a weighted average discount rate of 6.22%. Future minimum payments under non cancellable operating leases (with initial or remaining lease terms in excess of one year) and other contractual commitments as of December 31, 2021 were as follows:

Operating leases
Year ending December 31,
2022	$24,155
2023	24,877
2024	24,353
2025	22,670
2026	20,645
Thereafter	60,822
Total	$177,522
Rent expense under operating leases was $25,424 and $14,109, respectively, in 2021 and 2020.
In March 2021, the Company remeasured the right of use asset for the Mountain View office which included reclassifying $16,998 from other current assets related to variable payments to construct landlord owned assets. These payments were treated as variable payments as the total amount to be paid for these assets was unknown at the lease commencement date. As the project was completed in March 2021 and the total amounts to be paid by the Company were known, the right of use asset was remeasured and the adjustment was recorded during the period ended March 31, 2021.
(13)Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material losses were recorded for 2021 and 2020.
Future minimum payments for contractual commitments related to purchase obligations as of December 31, 2021 were as follows:

Purchase obligation
Year ending December 31,
2022	$52,599
2023	62,780
2024	62,430
2025	63,958
2026	27,083
Thereafter	—
Total	$268,850
(14)Employee Benefit Plan
The Company sponsors the Aurora 401(k) plan. All employees are eligible to participate in the plans after meeting eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the plan up to the limit allowed by applicable income tax regulations. The Company may make a matching contribution at the discretion of the board of directors. The Company recognized $0 and $0 in 2021 and 2020, respectively, in matching contributions.

(15)Supplemental Cash Flow Information
Cash paid for income taxes was $2 and $7 in 2021 and 2020, respectively. Cash paid for interest and noncash investing and financing activities were as follows:

	2021	2020
Noncash investing and financing activities:
Property and equipment included in accounts payable	$4,532	$1,454
Vesting of early exercised stock options	182	388
Non-cash acquisition	1,939,813	—
Cash, cash equivalents, and restricted cash at end of year:
Cash and cash equivalents	$1,610,135	$387,346
Restricted cash	16,112	12,482
Total cash, cash equivalents, and restricted cash	$1,626,247	$399,828
(16)Earnings Per Share
The Company computes earnings per share of common stock using the two-class method required for participating securities and does not apply the two-class method in periods of net loss. Basic earnings per share is computed using the two-class method required for participating securities but is not applied in fiscal periods with a net loss. The computation of basic and diluted earnings per share is the same as the inclusion of all potential common stock would have been anti-dilutive in a period of net loss.

The Company has two classes of common stock subsequent to the Merger: Class A and Class B. As both classes have identical liquidation and dividend rights, the net loss is allocated to the classes on a proportionate basis and results in an identical net loss per share for each class under the two class method.
Redeemable convertible preferred stock, unvested Restricted Stock Awards (RSAs), unvested Restricted Stock Units (RSUs) and unvested early exercised stock options are participating securities in periods of income as the securities participate in undistributed earnings. The securities do not share in losses.

Share amounts and net loss per share have been retrospectively restated to reflect the Exchange Ratio from the Merger.

	2021		2020
	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(354,415)	$(401,038)	$(9,041)	$(205,408)
Net loss per share:
Basic and diluted	$(1.22)	$(1.22)	$(0.79)	$(0.79)
Denominator:
Weighted average common shares outstanding - basic and diluted	291,251,127	329,565,292	11,423,175	259,517,022

The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect:

	2021		2020
	Class A	Class B	Class A	Class B
Redeemable Convertible Preferred Stock	—	—	68,709,583	221,591,059
Stock Options	81,478,914	—	77,417,673	—
Restricted stock	35,140,985	—	2,382,969	—
Private placement warrants	8,900,000	—	—	—
Public warrants	12,218,420	—	—	—
Earnout Shares	5,162,314	—	—	—
Total	142,900,633	—	148,510,225	221,591,059
(17)Related Parties
In January 2021, the Company paid $10,000 relating to financial advisory fees with a former related party for a contract that was entered into by the Company in December 2020. $8,250 was recognized in selling, general and administrative expenses and $1,750 was recognized as a reduction to redeemable convertible preferred stock for issuance costs in the twelve months ended December 31, 2021. No amounts were due as of December 31, 2021. In November 2021, the Company paid $34,200 relating to financial advisory fees to this former related party for services in the RTPY merger.
The Company assumed a net liability of $46,970 from the ATG acquisition for an obligation due to the former owner of ATG who is a related party of the Company subsequent to the acquisition. The net obligation was a $54,776 related party payable offset by a $7,806 related party receivable for certain services performed by the former owner of ATG on behalf of ATG, and vice versa, prior to the closing of the acquisition. The services include administering an employee equity incentive plan, shared personnel, and other centralized services. No amounts were due as of December 31, 2021.
In January 2021, the former owner of ATG made payment of $7,873 in severance to former employees of ATG which was reimbursed by the Company. Expense of $6,321 was recognized in research and development expenses and $1,552 was recognized in selling, general, and administrative expenses in the consolidated statement of operations. No amounts were due as of December 31, 2021.
The Company recognized $5,662 in the consolidated statement of operations in selling, general, and administrative expenses for the transition service agreement with the former owner of ATG. As of December 31, 2021, $540 of related party payables was recorded on the consolidated balance sheet.
In December 2021, the Company made withholding tax payments for equity compensation for former employees of ATG and recorded a $10,726 receivable as of December 31, 2021 for amounts to be reimbursed by the former owner of ATG.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be provided in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after December 31, 2021. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2021. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2021. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2021. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2021. The information set forth in the Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report are as follows:
(1) Consolidated Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.
(2) Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1 †	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Reinvent Technology Partners Y, RTPY Merger Sub Inc., and Aurora Innovation, Inc.	8-K	001-40216	2.1	July 15, 2021
2.2†	Plan of Domestication, dated as of September 28, 2021	S-4/A	333-257912	2.2	September 29, 2021
2.3†	Stock Purchase and Agreement and Plan of Merger, dated as of January 19, 2021, by and between Aurora Innovation, Inc., Avian U Merger Holdco Corp., Avian U Merger Sub Corp., Avian U Merger Sub LLC, Blocker U Merger Sub LLC, SVF Yellow (USA) Corporation, Apparate USA LLC and Uber Technologies, Inc.	S-4/A	333-257912	2.3	September 29, 2021
3.1	Certificate of Incorporation of the Company	8-K	001-40216	3.1	November 4, 2021
3.2	Bylaws of the Company	8-K	001-40216	3.2	November 4, 2021
4.1	Specimen Class A Common Stock Certificate	8-K	001-40216	4.1	November 4, 2021
4.2	Specimen Warrant Certificate	8-K	001-40216	4.1	March 18, 2021
4.3	Warrant Agreement, dated as of March 15, 2021, by and between Reinvent Technology Partners Y and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40216	4.1	March 18, 2021
4.4	Amendment of Warrant Agreement, dated as of February 28, 2022, by and among Aurora Innovation, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company					X
4.5	Description of Capital Stock					X
10.1	Sponsor Support Agreement, dated as of July 14, 2021, by and among the Sponsor Holdco, the Sponsor Parties, the Sponsor Independent Directors, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.2	July 15, 2021

10.2	Sponsor Agreement, dated as of July 14, 2021, between Sponsor, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.3	July 15, 2021
10.3	Form of Company Holders Support Agreement (Voting and Support Agreement)	8‑K	001-40216	10.4	July 15, 2021
10.4	Form of PIPE Subscription Agreement (Subscription Agreement)	8‑K	001-40216	10.1	July 15, 2021
10.5	Form of Lock-Up Agreement	S-4	333-257912	10.5	July 15, 2021
10.6	Amended and Restated Registration Rights Agreement, dated as of November 3, 2021, by and among Aurora Innovation, Inc. and the other parties thereto	8‑K	001-40216	10.4	November 4, 2021
10.7	Letter Agreement, dated as of March 15, 2021, by and among Reinvent Technology Partners Y, Reinvent Sponsor Y LLC and the other parties thereto	S-4	333-257912	10.6	July 15, 2021
10.8	Investment Management Trust Agreement, dated as of March 15, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee	S-4	333-257912	10.7	July 15, 2021
10.9#	Employee Incentive Compensation Plan	S‑4	333-257912	10.22	September 29, 2021
10.10#	OURS Technology, Inc. 2017 Stock Incentive Plan	S‑4	333-257912	10.23	September 29, 2021
10.11#	Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.12#	Aurora Innovation, Inc. 2017 Equity Incentive Plan	S-4	333-257912	10.21	September 29, 2021
10.13#	Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan	S-4	333-257912	10.24	September 29, 2021
10.14#	Aurora Innovation, Inc. form of Indemnification Agreement	S-4	333-257912	10.19	September 29, 2021
10.15#	Outside Director Compensation Policy					X
16.1	Letter from WithumSmith+Brown, PC as to the change in certifying accountant, dated as of November 4, 2021	8‑K	001-40216	16.1	November 4, 2021
21.1	List of Subsidiaries					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

† Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA INNOVATION, INC.

By:	/s/ Chris Urmson
Name:	Chris Urmson
Title:	Chairman and Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Urmson, Richard Tame and William Mouat, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Chris Urmson	Chief Executive Officer and Director	March 11, 2022
Chris Urmson	(Principal Executive Officer)

/s/ Richard Tame	Chief Financial Officer	March 11, 2022
Richard Tame	(Principal Financial and Accounting Officer)

/s/ Sterling Anderson	Director	March 11, 2022
Sterling Anderson

/s/ Brittany Bagley	Director	March 11, 2022
Brittany Bagley

/s/ Carl Eschenbach	Director	March 11, 2022
Carl Eschenbach

/s/ Reid Hoffman	Director	March 11, 2022
Reid Hoffman

/s/ Claire Hughes Johnson	Director	March 11, 2022
Claire Hughes Johnson

/s/ Dara Khosrowshahi	Director	March 11, 2022
Dara Khosrowshahi

/s/ Michelangelo Volpi	Director	March 11, 2022
Michelangelo Volpi