Form 10-Q
period 2022-03-31
Aurora Innovation, Inc.
filed 2022-05-12
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-40216
____________________________
Aurora Innovation, Inc.
(Exact name of registrant as specified in its charter)
____________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 705,013,508 shares of Class A common stock and 432,132,864 shares of Class B common stock as of May 6, 2022.

Part I - Financial Information
Item 1. Financial Statements
AURORA INNOVATION, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$504,313	$1,610,135
Restricted cash	280	280
Short-term investments	964,416	—
Contract asset	27,036	32,538
Related party receivable	—	10,726
Prepaid expenses and other current assets	22,863	23,765
Total current assets	1,518,908	1,677,444
Property and equipment, net	95,984	93,517
Operating lease right-of-use assets	150,624	151,278
Restricted cash, long-term	16,100	15,832
Other assets	20,456	21,050
Acquisition related intangible assets	618,149	617,200
Goodwill	1,113,766	1,113,766
Total assets	$3,533,987	$3,690,087
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,303	$7,901
Related party payable	1,369	540
Accrued expenses and other current liabilities	31,210	70,006
Operating lease liabilities, current	12,134	12,274
Total current liabilities	49,016	90,721
Operating lease liabilities, long-term	133,251	134,551
Deferred tax liability	3,905	3,905
Warrant liability	31,255	65,678
Earnout shares liability	20,993	52,380
Other long-term liabilities	1,064	1,150
Total liabilities	239,484	348,385
Commitments and contingencies
Stockholders’ Equity
Common stock - Class A shares, $0.00001 par value, 646,473,579 and 641,721,837 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; Class B shares, $0.00001 par value, 481,107,977 and 481,107,977 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	4,464,191	4,432,907
Accumulated other comprehensive loss	(1,675)	—
Accumulated deficit	(1,168,024)	(1,091,216)
Total stockholders’ equity	3,294,503	3,341,702
Total liabilities and stockholders’ equity	$3,533,987	$3,690,087
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$41,998	$—
Operating expenses
Research and development	154,090	159,109
Selling, general and administrative	31,052	32,680
Total operating expenses	185,142	191,789
Loss from operations	(143,144)	(191,789)
Other income (expense)
Interest and other income	581	570
Change in fair value of derivative liabilities	65,810	—
Other expense	(53)	(44)
Loss before income taxes	(76,806)	(191,263)
Income tax expense (benefit)	2	(2,644)
Net loss	$(76,808)	$(188,619)

Basic and diluted net loss per share - Class A and Class B	$(0.07)	$(0.39)
Basic and diluted weighted-average shares outstanding - Class A and Class B	1,126,147,810	483,555,367
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(76,808)	$(188,619)
Other comprehensive loss
Unrealized loss on investments	(1,675)	—
Other comprehensive loss	(1,675)	—
Comprehensive loss	$(78,483)	$(188,619)
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	290,300,547	$763,283	278,810,627	$3	$59,181	$—	$(335,763)	$(276,579)
Issuance of Series U-1 redeemable convertible preferred stock at $9.06 per share in relation to acquisition	110,437,359	1,000,000	—	—	—	—	—	—
Issuance of Series U-2 redeemable convertible preferred stock at $9.06 per share, net of issuance cots of $2,138	44,174,944	397,862	—	—	—	—	—	—
Issuance of common stock in relation to acquisitions	—	—	257,863,127	2	937,667	—	—	937,669
Purchase consideration allocated to non-cash severance expense	—	—	—	—	7,873	—	—	7,873
Issuance of common stock upon exercise of stock options	—	—	950,236	—	702	—	—	702
Vesting of early exercised stock options	—	—	491,151	—	111	—	—	111
Vesting of restricted stock	—	—	1,429,340	—	—	—	—	—
Stock-based compensation	—	—	—	—	39,040	—	—	39,040
Comprehensive loss	—	—	—	—	—	—	(188,619)	(188,619)
Balance as of March 31, 2021	444,912,850	$2,161,145	539,544,481	$5	$1,044,574	$—	$(524,382)	$520,197

Balance as of December 31, 2021	—	$—	1,122,829,814	$11	$4,432,907	$—	$(1,091,216)	$3,341,702
Issuance of common stock upon exercise of stock options and warrants	—	—	4,338,152	—	2,026	—	—	2,026
Vesting of early exercised stock options	—	—	35,503	—	11	—	—	11
Vesting of restricted stock	—	—	378,087	—	—	—	—	—
Stock-based compensation	—	—	—	—	29,247	—	—	29,247
Comprehensive loss	—	—	—	—	—	(1,675)	(76,808)	(78,483)
Balance as of March 31, 2022	—	$—	1,127,581,556	$11	$4,464,191	$(1,675)	$(1,168,024)	$3,294,503
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(76,808)	$(188,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,786	5,994
Reduction in the carrying amount of ROU assets	6,862	6,070
Accretion of discount on short-term investments	(28)	—
Stock-based compensation	29,247	36,895
Non-cash severance expense	—	7,873
Change in deferred tax asset valuation allowance	—	(2,637)
Change in fair value of derivative liabilities	(65,810)	—
Changes in operating assets and liabilities
Contract asset	5,502	—
Prepaid expenses and other current assets	11,730	844
Other assets	(772)	(4,824)
Accounts payable	(7,655)	4,767
Accrued expenses and other current and non-current liabilities	(37,545)	(13,011)
Operating lease liability	(6,322)	(4,326)
Net cash used in operating activities	(135,813)	(150,974)
Cash flows from investing activities
Purchases of property and equipment	(5,513)	(3,381)
Net cash acquired in acquisitions	—	294,439
Purchase of short-term investments	(966,063)	—
Net cash (used in) provided by investing activities	(971,576)	291,058
Cash flows from financing activities
Proceeds from issuance of common stock	1,921	617
Proceeds from issuance of Series U-2 preferred stock, net	—	397,862
Principal repayments of finance leases	(86)	—
Net cash provided by financing activities	1,835	398,479
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,105,554)	538,563
Cash, cash equivalents, and restricted cash at beginning of the period	1,626,247	399,828
Cash, cash equivalents, and restricted cash at end of the period	$520,693	$938,391
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
(1)    Overview and Basis of Presentation
Overview of the Organization
Aurora Innovation, Inc. and its consolidated subsidiaries (the “Company” or “Aurora”) was initially incorporated as a Cayman Islands exempted company on October 2, 2020 and formerly known as Reinvent Technology Partners Y (“RTPY”).
On November 3, 2021 (the “Closing Date” or “Closing”), the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, domesticated as a Delaware corporation, and changed its name to Aurora Innovation, Inc. As contemplated by the Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement”), Aurora consummated the merger transaction (the “Merger”) whereby RTPY Merger Sub, Inc., a direct subsidiary of the Company, merged with and into Aurora Innovation Holdings, Inc. (“Legacy Aurora”), a Delaware corporation f/k/a Aurora, Innovation, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “AUR” and the Company’s warrants to purchase shares of Class A common stock are listed on the NASDAQ under the symbol “AUROW”.
The Company designs and develops the Aurora Driver, which is the hardware, software, and data services that allow vehicles to drive themselves.
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rule and regulations of the Securities and Exchange Commission (“SEC”).
The information included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures. The condensed consolidated balance sheet as of December 31, 2021 included in the condensed consolidated financial statements was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements..
The condensed consolidated financial statements reflect, in the opinion of management, all adjustments of a normal, recurring nature necessary for a fair statement of our financial position, results of operations, and cash flows for the three month period but are not necessarily indicative of the expected results for the full fiscal year or any future period.
(2)    Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at U.S. commercial banks. Cash and cash equivalents deposited with domestic commercial banks generally exceed the Federal Deposit Insurance Corporation insurable limit. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company typically invests in U.S. Treasury securities and classifies its short-term investments as available-for-sale. In general, these investments are free of trading restrictions. The Company carries these at fair value, based on quoted market prices or other readily available market information and recognizes gains and losses when realized.
Recently Issued Accounting Standards – Adopted in Fiscal 2022
In December 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes , which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, Income Taxes, as well as removing certain exceptions within ASC 740. The new standard is effective for annual periods beginning after December 15, 2021 and earlier adoption is permitted. The Company adopted the standard effective January 1, 2022 and there was not a material impact on the interim financial statements.
In June 2016, the FASB issued ASU 2016-13,  Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted the standard effective January 1, 2022 and there was not a material impact on the interim financial statements.
(3)    Balance Sheet Detail
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
The three-level hierarchy for fair value measurements is defined as follows:
•Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2: Inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
•Level 3: Inputs to the valuation methodology, which are significant to the fair value measurement, are unobservable.
An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$371,177	$—	$—	$371,177
U.S. government securities	—	132,933	—	132,933
Total cash equivalents	$371,177	$132,933	$—	$504,110
Short-term investments:
U.S. government securities	$—	$964,416	$—	$964,416
Total short-term investments	$—	$964,416	$—	$964,416
Liabilities:
Public warrants	$18,083	$—	$—	$18,083
Private placement warrants	—	13,172	—	13,172
Earnout shares liability	—	—	20,993	20,993
Total liabilities	$18,083	$13,172	$20,993	$52,248

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,609,919	$—	$—	$1,609,919
Total cash equivalents	$1,609,919	$—	$—	$1,609,919
Liabilities:
Public warrants	$37,999	$—	$—	$37,999
Private placement warrants	—	27,679	—	27,679
Earnout shares liability	—	—	52,380	52,380
Total liabilities	$37,999	$27,679	$52,380	$118,058
The public warrants and private placement warrants (see Note 7: Derivative Liabilities) are measured at fair value on a recurring basis. The public warrants are valued based on the closing price of the publicly traded instrument. The private placement Warrants are valued using observable inputs for similar liabilities resulting in Level 2 classification.
The earnout shares liability (see Note 7: Derivative Liabilities) is measured at fair value on a recurring basis. The fair value was determined using a Monte Carlo simulation with a risk free rate of 2.33% and 1.52% and volatility of 50.00% and 50.00% as of March 31, 2022 and December 31, 2021, respectively.

Earnout shares liability
Balance as of December 31, 2021	$52,380
Fair value adjustment	(31,387)
Balance as of March 31, 2022	$20,993
The amortized cost, unrealized gains and estimated fair values of the Company’s short-term investments as of March 31, 2022 was:

	As of March 31, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. government securities	$966,091	$(1,675)	$964,416
Total short-term investments	$966,091	$(1,675)	$964,416

(b)Property and Equipment, Net
Property and equipment, net consist of the following as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Land	$13,503	$13,503
Furniture and fixtures	10,909	10,893
Test and lab equipment	13,112	11,984
Leasehold improvements	63,644	61,173
Computer and equipment	8,493	7,839
Computer software	3,381	3,321
Automobile	4,716	3,444
Buildings	1,398	1,040
	119,156	113,197
Less accumulated depreciation and amortization	(23,172)	(19,680)
Total property and equipment, net	$95,984	$93,517
(c)Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Accrued expenses	$15,717	$16,074
Accrued compensation	12,847	51,401
Other	2,646	2,531
Total accrued expenses and other current liabilities	$31,210	$70,006
(4)    Collaboration Revenue
In January 2021, the Company entered into a collaboration framework agreement with Toyota Motor Corporation (“Toyota”) with the intention of deploying the Aurora Driver into a fleet of Toyota Sienna vehicles, subject to further agreement of a collaboration projection plan that was signed in August 2021. The Company has received $97,500 of cash consideration as of March 31, 2022 and expects to receive the remaining $52,500 in 2022.
Collaboration revenue is recognized using the input measure of hours expended as a percentage of total estimated hours to complete the project. Collaboration revenue earned in excess of amounts billable are reported as contract assets.
(5)    Acquisitions
Apparate USA LLC
On January 19, 2021, the Company acquired 100% of the voting interests of Apparate USA LLC (“Uber Advanced Technologies Group” or “ATG”) which was a company developing self-driving technology.
The ATG acquisition date fair value of the consideration transferred for ATG was approximately $1,915,708 which consisted of stock consideration. The stock consideration transferred comprised 110,437,359 shares of the Company’s Series U-1 preferred stock and 252,194,518 shares of the Company’s common stock. The preferred stock was valued referencing a subsequent purchase of the Company’s Series U-2 redeemable convertible preferred stock. The common stock was valued based on the fair value as of January 19, 2021, as determined by a third-party valuation expert using an Option Pricing Method model.
The transaction costs associated with the acquisition were approximately $15,113 and were recorded in general and administrative expense in 2021, including $8,259 recorded in the three months ended March 31, 2021.

The Company accounted for the ATG acquisition as a business combination, and therefore the assets acquired and liabilities assumed were recognized at their fair values on the date of the ATG acquisition.
During the three months ended June 30, 2021, we recorded a measurement period adjustment to reduce the preliminary fair value of property and equipment acquired by $21,652, resulting in a $1,676 cumulative reduction in depreciation expense previously recognized during the three months ended March 31, 2021. During the three months ended December 31, 2021, we recorded a measurement period adjustment to increase the preliminary fair value of deferred tax liabilities assumed by $3,342. These measurement period adjustments were made to reflect the facts and circumstances that existed as of the acquisition date.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the ATG acquisition:

Fair Value
Cash and cash equivalents	$310,540
Prepaid expenses and other current assets	6,229
Property and equipment, net	63,395
Operating lease right-of-use assets	41,915
Other assets	18,351
Acquisition related intangible assets	545,500
Goodwill	1,060,159
Accounts payable	(1,860)
Related party payable	(46,970)
Accrued expenses and other current liabilities	(37,796)
Operating lease liabilities	(40,413)
Deferred tax liability	(3,342)
Total	$1,915,708
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
The asset has not been placed into service and there have been no impairment charges related to the intangible asset as of March 31, 2022.
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
OURS Technology, Inc.
On March 5, 2021, the Company acquired 100% of the voting interests in OURS Technology, Inc. (“OURS”), a silicon photonics company. The Company has included the financial results of OURS in the condensed consolidated financial statements prospectively from the date of acquisition. The OURS acquisition date fair value of the consideration transferred for OURS was approximately $40,821, which consisted of the following

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
The transaction costs associated with the OURS acquisition were approximately $262 and were recorded in general and administrative expense in the three months ended March 31, 2021.
The Company has accounted for the OURS acquisition as a business combination, and therefore the assets acquired and liabilities assumed were recognized at their fair values on the date of the OURS acquisition.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the OURS acquisition:

Fair Value
Cash and cash equivalents	$153
Prepaid expenses and other current assets	23
Property and equipment, net	218
Other assets	9
Acquisition related intangible assets	19,000
Goodwill	23,477
Accounts payable	(46)
Deferred tax liability	(2,013)
Total	$40,821
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
The asset has not been placed into service and there have been no impairment charges related to the intangible asset as of March 31, 2022.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.
(6)    Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000,000 shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at March 31, 2022 and December 31, 2021.
Common stock
The Company is authorized to issue 51,000,000,000 shares of common stock with a par value of $0.00001 per share. 50,000,000,000 shares are designated Class A common stock and 1,000,000,000 shares are designated Class B common stock. Class A common stock holders are entitled to one vote for each share and Class B common stock holders are entitled to ten votes for each share. Class A and Class B have identical liquidation and dividend rights.

Class B shares are convertible into Class A upon election by the holder or upon transfer (except for certain permitted transfers).
At March 31, 2022, the Company had 646,473,579 shares of Class A common stock and 481,107,977 shares of Class B common stock issued and outstanding.
Common stock reserved for future issuance at March 31, 2022 and December 31, 2021 was as follows:

	As of
	March 31, 2022	December 31, 2021
Outstanding stock options	75,948,673	81,405,867
Outstanding restricted stock units	66,436,448	34,054,713
Outstanding public warrants	12,218,291	12,218,420
Outstanding private placement warrants	8,900,000	8,900,000
Shares available for issuance under the equity incentive plans	147,424,419	122,487,648
Total shares of common stock reserved	310,927,831	259,066,648
(7)    Derivative Liabilities
Common Stock Warrants
On the consummation of the Merger, 12,218,750 publicly traded warrants for Class A common stock at an exercise price per share of $11.50 and 8,900,000 private placement warrants held by the Sponsor with an exercise price per share of $11.50 converted automatically into warrants of Aurora common stock.
Public warrants outstanding were 12,218,291 and 12,218,420 as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, 129 Public Warrants were exercised for total cash proceeds of $1.
Private placement warrants outstanding were 8,900,000 and 8,900,000 as of March 31, 2022 and December 31, 2021, respectively.
The estimated fair value of the warrant liabilities was $31,255 and $65,678 at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, a gain of $34,423 was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations.
Public Warrants
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
If the Reference Value exceeds $18.00, warrants are redeemable at $0.01 per warrant, in whole and upon a minimum of 30 days prior written notice that holders will be able to exercise their warrants.
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

Private Placement Warrants
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
Earnout Shares Liability
In connection with the execution of the Merger Agreement, the Company, Legacy Aurora and the Sponsor entered into the Sponsor Agreement on July 14, 2021. Under the agreement, existing Sponsor shares not forfeited due to redemptions are subject to lock-up and price-based vesting as follows:
•1,720,772 shares vest when it has been at least 1 year since the Closing;
•1,720,772 shares vest when it has been at least 2 years since the Closing and the volume weighted average price (“VWAP”) of the Company’s class A common stock equals or exceeds $15.00 for 20 trading days of any consecutive 30 trading day period
•1,720,771 shares vest when it has been at least 3 years since the Closing and the VWAP equals or exceeds $17.50 for 20 trading days of any consecutive 30 trading day period; and,
•1,720,771 shares vest when it has been at least 4 years since the Closing and the VWAP equals or exceeds $20.00 for 20 trading days of any consecutive 30 trading day period.
The estimated fair value of the earnout shares liability was $20,993 and $52,380 at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, a gain of $31,387 was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations. No earnout shares vested as of March 31, 2022.
(8)    Equity Incentive Plans
We maintain four equity compensation plans: the 2021 Equity Incentive Plan (the “Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), the 2016 Blackmore Sensors & Analytics, Inc. Equity Incentive Plan (the “Blackmore Plan”), and the OURS Technologies Inc Equity Incentive Plan (the “OURS Plan”). The Company assumed stock options under the Blackmore Plan and the OURS Plan to the extent such employees continued as employees of the Company.
On November 2, 2021, the Company adopted the Plan. The Plan makes available for issuance Class A common shares equal to 120,900,000 shares plus any shares subject to awards assumed in the Merger. Additionally, the Plan includes an annual increase on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 120,900,000, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator. Any stock options, restricted stock units (“RSU”s) or other awards from the 2017 Plan, the Blackmore Plan, or the OURS Plan that, on or after the Closing, expire or otherwise terminate without having been exercised or issued in full are added to the Plan up to a maximum of 120,692,205 shares. As of March 31, 2022, 147,424,419 shares were available for grant.
Under the Plan, equity-based compensation in the form of RSUs, restricted stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others.

Stock Options
The Company granted stock options under the 2017 Plan. No stock options have been granted under the Plan and the assumed stock option plans are immaterial.
Stock options under the 2017 Plan may be outstanding for periods of up to 10 years following the grant date. The exercise price of stock options for the purchase of shares of common stock under the 2017 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of the grant, as determined by the board of directors. In the case of an incentive stock option granted to an employee who owns stock representing more than 10% of the voting shares, the price of each share will be at least 110% of the fair value on the date of grant. Stock options generally vest over four years starting on the vesting commencement date (with a one-year cliff) and expire, if not exercised, 10 years from the date of grant or, if earlier, three months after the option holder ceases to be a service provider of the Company. Stock options granted to a stockholder that owns greater than 10% of the company expire, if not exercised, five years from the date of grant.
Stock option activity under the 2017 Plan in the three months ended March 31, 2022 is as follows:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance, December 31, 2021	79,644,550	$1.44
Granted	—	—
Exercised	(4,276,993)	0.47
Forfeited	(1,118,640)	1.38
Balance, March 31, 2022	74,248,917	$1.50	6.9	304,001
Exercisable, March 31, 2022	51,375,499	$1.09	6.4	231,322
The compensation expense recognized for options for the three months ended March 31, 2022 and 2021 was $4,639 and $7,131, respectively. The unrecognized deferred compensation expense was $31,114 as of March 31, 2022 and will be recognized over an estimated weighted average amortization period of approximately 1.9 years.
Restricted Stock Units
The Company has granted RSUs under the Plan and the 2017 Plan.
The vesting of most RSUs granted under the 2017 Plan is based on the satisfaction of 2 separate vesting requirements on or before the expiration date: (1) a time-based vesting requirement, and (2) a liquidity event. Generally, the time-based vesting requirement is quarterly over four years starting on the vesting commencement date (with a one-year cliff). The liquidity event vesting requirement was satisfied with the closing of the Merger in November 2021.
RSUs granted under the Plan require time-based vesting. Generally, the time-based vesting requirement is four years starting on the vesting commencement date except for retention grants which generally vest over one to two years.
RSU activity under the Plan and the 2017 Plan is as follows:

	Unvested RSUs outstanding
	Number of shares	Weighted- average grant date fair value	Aggregate Intrinsic value
Balance, December 31, 2021	34,054,713	$4.72
Granted	33,855,177	4.10
Forfeited	(1,473,442)	4.27
Balance, March 31, 2022	66,436,448	$4.41	$371,380
Stock-based compensation related to RSUs granted to employees was $18,061 and $0 in three months ended March 31, 2022 and March 31, 2021, respectively. The unrecognized deferred compensation expense for future years’ compensation expense related to unvested RSUs was approximately $213,875 at March 31, 2022. Unrecognized deferred compensation will be recognized over an estimated weighted average amortization period of approximately 2.3 years.

Stock-based payments awarded by a related party
Prior to the ATG acquisition, employees of ATG received grants of RSUs in the former ultimate parent company of ATG, a related party after the closing of the transaction. These awards were modified after the transaction to allow the awards to continue to vest for the first year subsequent to the closing of the acquisition as long as personnel remain employees of the Company. These awards are compensation for services provided to the Company and accounted for as stock-based compensation.
Awards representing 2,928,854 shares were modified on the acquisition date and 538,140 shares were forfeited before the final vesting in January 2022. The fair value of these awards was equal to the market value of the related party’s common stock on the date of modification. Stock-based compensation of $6,200 was recognized in the three months ended March 31, 2022. No unrecognized deferred compensation expense remains as of March 31, 2022.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of March 31, 2022.
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$26,227	$34,815
Selling, general, and administrative	3,020	2,080
Total	$29,247	$36,895
(9)    Income Taxes
The income tax benefit recognized differs from our statutory tax rate of 21% primarily due to changes in the valuation allowance on deferred tax assets.
(10)    Leases
The Company leases its office facilities, data centers, and warehouses under non-cancelable operating lease agreements that expire between 2022 through 2042, including renewal options that are reasonably certain to be exercised by the Company..
As of March 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 8.4 years and a weighted average discount rate of 6.26%.
Operating lease expense was $6,862 and $6,070 in the three months ended March 31, 2022 and 2021, respectively.
(11)    Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material losses were recorded in the three months ended March 31, 2022 and 2021.
(12)    Employee Benefit Plan
The Company sponsors the Aurora 401(k) plan. All employees are eligible to participate in the plans after meeting eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the plan up to the limit allowed by applicable income tax regulations. The Company may make a matching contribution at the discretion of the board of directors. The Company recognized $0 for matching contributions in the three months ended March 31, 2022 and 2021.

(13)    Supplemental Cash Flow Information
Cash paid for income taxes and interest was $0 in the three months ended March 31, 2022 and 2021. Cash paid for noncash investing and financing activities were as follows:

	Three Months Ended March 31,
	March 31, 2022	March 31, 2021
Noncash investing and financing activities:
Property and equipment included in accounts payable	$2,262	$191
Vesting of early exercised stock options	11	111
Non-cash acquisition	—	(1,939,804)
(14)    Earnings Per Share
The Company computes earnings per share of common stock using the two-class method required for participating securities and does not apply the two-class method in periods of net loss. The computation of basic and diluted earnings per share is the same as the inclusion of all potential common stock would have been anti-dilutive in a period of net loss.
The Company has two classes of common stock subsequent to the Merger: Class A and Class B. As both classes have identical liquidation and dividend rights, the net loss is allocated to the classes on a proportionate basis and results in an identical net loss per share for each class under the two-class method.
Redeemable convertible preferred stock, unvested restricted stock awards, and unvested early exercised stock options are participating securities in periods of income as the securities participate in undistributed earnings. The participating securities do not share in losses.
Share amounts and net loss per share have been recast for the three months ended March 31, 2021 to reflect the Exchange Ratio from the Merger.

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(43,994)	$(32,814)	$(188,619)	$—
Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.39)	$—
Denominator:
Weighted average common shares outstanding - basic and diluted	645,039,833	481,107,977	483,555,367	—
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Redeemable convertible preferred stock	—	—	223,321,886	221,591,059
Stock options	76,166,214	—	94,073,032	—
Restricted stock	67,144,632	—	1,331,664	—
Private placement warrants	8,900,000	—	—	—
Public warrants	12,218,291	—	—	—
Earnout shares liability	5,162,314	—	—	—
Total	169,591,451	—	318,726,582	221,591,059

(15)    Related Parties
In January 2021, the Company paid $10,000 relating to financial advisory fees with a former related party for a contract that was entered into by the Company in December 2020. The Company recognized $8,250 in selling, general and administrative expenses and $1,750 as a reduction to redeemable convertible preferred stock for issuance costs in the three months ended March 31, 2021.
The Company assumed a net liability of $46,970 from the ATG acquisition for an obligation due to the former owner of ATG, an affiliate of Uber Technologies, Inc. (“Uber”). Uber became a related party of the Company subsequent to the ATG acquisition. The net related party liability was paid during the three months ended June 30, 2021.
In January 2021, Uber and its affiliates paid $7,873 in severance to former employees of ATG which was reimbursed by the Company. In December 2021 and January 2022, the Company made withholding tax payments for equity compensation for former employees of ATG and received a $12,770 reimbursement in the three months ended March 31, 2022 from Uber and its affiliates.
During the three months ended March 31, 2022 and 2021, the Company recognized operating expenses of $2,908 and $1,672, respectively, related to the transition service agreement and ongoing operating services provided by Uber and its affiliates. The term of the transition service agreement expired during the three months ended March 31, 2022.
At March 31, 2022 and December 31, 2021, the Company recorded related party payables to Uber and its affiliates of $1,369 and $540, respectively. At March 31, 2022 and December 31, 2021, the Company recorded related party receivables from Uber and its affiliates of $0 and $10,726, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include statements about:

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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Aurora should be read together with Aurora’s unaudited financial statements as of and for the three months ended March 31, 2022 and 2021, together with related notes thereto, included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the section entitled “Aurora’s Business” below. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aurora’s control and actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Part II, Item 1A. Risk Factors” of this Quarterly Report and under the heading “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
Percentage amounts included in this Quarterly Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report may vary from those obtained by performing the same calculations using the figures in our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this Quarterly Report may not sum due to rounding.
Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Aurora,” “we,” “us,” “our” and other similar terms refer to Legacy Aurora prior to the Business Combination and to Aurora and its consolidated subsidiaries after giving effect to the Business Combination.
Aurora’s Business
Aurora is developing the Aurora Driver based on what it believes to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the over $9 trillion global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst vehicle types and applications. To date, it has been successfully integrated into nine different vehicle platforms: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating one driver system for multiple vehicle types and use cases, Aurora’s capabilities in one market reinforce and strengthen its competitive advantages in others. For example, highway driving capabilities developed for trucking will carry to highway segments driven by passenger vehicles in ride hailing applications. We believe this approach will enable us to target and transform multiple massive markets, including the $4 trillion global trucking market, the $5 trillion global passenger mobility market, and the $400 billion U.S. local goods delivery market.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
(in thousands, except for percentages)
Collaboration revenue	$41,998	$—	$41,998	n/m(1)
Operating expenses
Research and development	154,090	159,109	(5,019)	(3.2)%
Selling, general and administrative	31,052	32,680	(1,628)	(5.0)%
Total operating expenses	185,142	191,789	(6,647)	(3.5)%
Loss from operations	(143,144)	(191,789)	48,645	(25.4)%
Other income (expense)
Interest and other income	581	570	11	1.9%
Change in fair value of derivative liabilities	65,810	—	65,810	n/m(1)
Other expense	(53)	(44)	(9)	n/m(1)
Loss before income taxes	(76,806)	(191,263)	114,457	(59.8)%
Income tax expense (benefit)	2	(2,644)	2,646	n/m(1)
Net loss	$(76,808)	$(188,619)	$111,811	(59.3)%
________________
(1)Not meaningful.
Collaboration Revenue
Collaboration revenue increased by $42.0 million in the three months ended March 31, 2022 due to the collaboration framework agreement and project plan signed in August 2021 with Toyota Motor Corporation.
Research and Development
Research and development decreased by $5.0 million, or 3.2%, to $154.1 million in the three months ended March 31, 2022 from $159.1 million in the three months ended March 31, 2021, primarily driven by a decrease in stock-based compensation and severance expense, partially offset by an increase in payroll costs and hardware development costs.
Selling, General and Administrative
Selling, general, and administrative decreased by $1.6 million, or 5.0%, to $31.1 million in the three months ended March 31, 2022 from $32.7 million in the three months ended March 31, 2021, primarily driven by a decrease in professional services costs, partially offset by an increase in insurance and payroll costs.
Change in Fair Value of Derivative Liabilities
Income recognized for the change in fair value of derivative liabilities was $65.8 million in the three months ended March 31, 2021 primarily due to the change in market price for the underlying instrument.
Income Tax Expense (Benefit)
An income tax benefit was recognized in the three months ended March 31, 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.

Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were $504.3 million of cash and cash equivalents and $964.4 of short-term investments, exclusive of short-term and long-term restricted cash of $0.3 million and $16.1 million, respectively. Cash and cash equivalents primarily consist of money market funds and U.S. government securities. Short-term investments consist of U.S. government securities.
We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $1,168.0 million as of March 31, 2022. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net cash used in operating activities	$(135,813)	$(150,974)
Net cash (used in) provided by investing activities	(971,576)	291,058
Net cash provided by financing activities	1,835	398,479
Net (decrease) increase in cash	(1,105,554)	538,563
Cash, beginning of period	1,626,247	399,828
Cash, end of period	$520,693	$938,391
Cash Flows Used in Operating Activities
Net cash used in operating activities was $135.8 million for the three months ended March 31, 2022, a decrease of $15.2 million from $151.0 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, operating cash flows were affected by $47.5 million of cash received in connection with the collaboration agreement, partially offset by increased incentive compensation payments. The change in operating cash flows also benefited from professional fees and other expenses paid in connection with the acquisition of ATG in the three months ended March 31, 2021, which did not recur in the current period.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities increased by $1,262.6 million from the three months ended March 31, 2021 to three months ended March 31, 2022, primarily due to the purchases of short-term investments of $966.1 million and the comparative period including $294.4 million in net cash acquired in acquisitions.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $396.6 million from three months ended March 31, 2021 to three months ended March 31, 2022, due to the comparative period including net proceeds from the issuance of Series U-2 preferred stock of $397.9 million.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. We did not record any material losses for 2019 or 2020.
Our future contractual commitments related to future minimum payments for purchase obligations at March 31, 2022 are $47.5 million in the remainder of 2022, $64.4 million in 2023, $62.5 million in 2024, $64.0 million in 2025, and $27.1 million in 2026. Our future contractual commitments related to future minimum payments under non-cancelable operating leases at March 31, 2022 are $20.0 million in 2022, $25.3 million in 2023, $62.5 million in 2024, $64.0 million in 2025, $21.3 million in 2026, and $61.6 million thereafter.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2021 (the “Annual Report”). There have been no material changes to our critical accounting estimates since our Annual Report.
Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging  growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. The Company expects to remain an emerging growth company at least through the end of 2022, when we expect to qualify as a large accelerated filer, and will have the benefit of the extended transition period. This may make it difficult to compare our financial results with the financial results of other public companies that are either not emerging growth companies or emerging growth companies that have chosen not to take advantage of the extended transition period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
The following summary risk factors and other information included in this Quarterly Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.
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
We have incurred net losses on an annual basis since our inception. We incurred net losses of $(76.8) million and $(188.6) million for the three months ended March 31, 2022 and 2021, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
Material commercialization of self-driving technology first involves pilot deployments, which we and other competitors are currently performing. Competitors may initiate pilot deployments in various different use cases and/or geographies earlier than we will. Several of these competitors have substantial financial, marketing, R&D, and other resources. In the event that one or many of these competitors broadly commercializes their technology before we do, our business prospects and financial performance would be adversely impacted.

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
•the overall strength and stability of domestic and international markets, including, but not limited to trucking, passenger mobility, and local goods delivery; and
•other risk factors set forth in this Quarterly Report.
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
Any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors, such as, in the United States, the current widespread increase in COVID-19 infections. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact. Further, many of the factors discussed under Risk Factors in this Quarterly Report are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.

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
Included on our balance sheet as of March 31, 2022 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to the former sponsor of RTPY with price-based vesting criteria.
Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on these financial instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
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
In the case of a loss of technology used in our systems, we may not be able to continue to manufacture certain components for our product or for our operations or may experience disruption to our manufacturing processes as we test and re-qualify any potential replacement technology. Even if we retain the licenses, the licenses may not be exclusive with respect to such component design or technologies, which could aid our competitors and have a negative impact on our business.
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
Under the Bylaws, all shares held by Aurora Stockholders immediately prior to the closing are subject to a lock-up that began at the Closing and expired on May 2, 2022, which is the date that was 180 days following the Closing.
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
•the realization of any of the risk factors presented in this Quarterly Report;
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting its business;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. The Aurora Founders together own no shares of our Class A common stock and 245,765,696 shares of our Class B common stock, representing 45.0% of the voting control of the Company as of March 31, 2022. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
As of March 31, 2022, we had warrants to purchase an aggregate of 21,118,291 shares of our Class A common stock outstanding, comprising 12,218,291 public warrants and 8,900,000 private placement warrants. These warrants became exercisable 30 days after the completion of the Business Combination. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
We have the ability to redeem the outstanding public warrants at any time prior to their expiration at a price of $0.01 per warrant, if and only if, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders (the “Reference Value”). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us in such a case so long as they are held by the Sponsor or its permitted transferees, but the Sponsor has agreed to exercise all of its private placement warrants for cash or on a “cashless basis” on or prior to the redemption date, in the event that the Reference Value exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) and we elect to redeem the public warrants pursuant to the Warrant Agreement and notify the Sponsor of such election and the redemption date on or prior to the date we mail a notice of redemption to the holders of the public warrants.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 24, 2022, we issued 10,857 shares of Class A common stock to an Company employee, pursuant to that employee’s exercise of an option granted pursuant to an equity incentive plan. The exercise price per share was $0.34. We claimed exemption from registration under the Securities Act of 1933, for the sale and issuance of securities in this transaction by virtue of Rule 701 promulgated under the Securities Act, in that the securities were offered and sold pursuant to a written compensatory plan, as provided by Rule 701.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
*Filed herewith.
**    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aurora Innovation, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing..

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA INNOVATION, INC.

Date:	May 12, 2022	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Richard Tame
		Name:	Richard Tame
		Title:	Chief Financial Officer
(Principal Financial Officer)