Form 10-K/A
period 2021-12-31
Aurora Innovation, Inc.
filed 2022-08-12
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K/A
(Amendment No. 1)
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40216
____________________________
Aurora Innovation, Inc.
____________________________
(Exact name of registrant as specified in its charter)

Delaware	98-1562265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1654 Smallman St., Pittsburgh, Pennsylvania	15222
(Address of Principal Executive Offices)	(Zip Code)
(888) 583-9506
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	AUR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	AUROW	The Nasdaq Stock Market LLC
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
The registrant had outstanding 724,030,853 shares of Class A common stock and 429,706,298 shares of Class B common stock as of July 29, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on April 7, 2022.

EXPLANATORY NOTE
Aurora Innovation, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this “Amendment” or “Form 10-K/A”) is solely for the purpose of reissuing the Company’s previously filed consolidated financial statements for the year ended December 31, 2019 and related financial information which were inadvertently omitted from the Original Form 10-K.
This Amendment sets forth the following items from the Original Form 10-K, as modified and superseded where necessary to reflect the consolidated financial statements for the year ended December 31, 2019 and related financial information.
•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8, Financial Statements and Supplementary Data
Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the reverse recapitalization on share and per share financial information presented in the consolidated financial statements for the year ended December 31, 2019, as disclosed in Note 3, Reverse Recapitalization, under Item 8 of this Form 10-K/A.. This Amendment should be read in conjunction with the Company’s other filings with the SEC, including the Original Form 10-K.

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

Part II
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Aurora should be read together with Aurora’s audited financial statements as of and for the years ended December 31, 2021, 2020, and 2019 together with related notes thereto, included elsewhere in this Annual Report. The discussion and analysis should also be read together with the section entitled “Information about Aurora”. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aurora’s control. Aurora’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report.
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
We plan to first launch Aurora Horizon, our driverless trucking product, as we believe that is where we can make the largest impact the fastest, given the massive industry demand, attractive unit economics, and the ability to deploy on high volume highway-focused routes. Future success will be dependent on our ability to execute against our product roadmap to launch Aurora Horizon. From there, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility market with Aurora Connect, our driverless ride hailing product, and longer-term the local goods delivery market.

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
Revenue
In 2019, Aurora recognized development services revenue based on contracts in force at the time. Development services revenue was derived from revenue earned on non-recurring development service agreements to research, design, and implement the Aurora Driver. Development services are recognized over time as we perform the underlying services and satisfy the performance obligations. Revenue allocable to hardware design and development services are recognized over time based on the hours incurred.
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
Cost of Revenue
Cost of revenue consists of costs related to development services revenue, which is comprised of costs associated with delivering customer hardware design and development services for operating a customer’s vehicle platform with the Aurora Driver. These costs consist primarily of payroll, payroll-related expense, stock-based compensation and allocated overhead incurred as the Company performs the underlying services related to satisfying the performance obligations under the development services agreements.
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
(1) Not meaningful
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
Comparison of Year Ended December 31, 2020, to Year Ended December 31, 2019
The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between periods.

	Year Ended December 31,
	2020	2019	$ Change	% Change
(in thousands, except for percentages)
Development services revenue	$—	$19,601	$(19,601)	n/m(1)
Operating expenses:
Cost of revenue	—	160	$(160)	n/m(1)
Research and development	179,426	107,368	$72,058	67.11%
Selling, general, and administrative	38,693	25,591	$13,102	51.20%
Loss from operations	(218,119)	(113,518)	$(104,601)	92.14%
Other income (expense):
Interest income	3,717	11,701	$(7,984)	(68.23%)
Other expense	(45)	(31)	$(14)	45.16%
Loss before income taxes	(214,447)	(101,848)	$(112,599)	110.56%
Income tax expense (benefit)	2	(7,771)	$7,773	n/m(1)
Net loss	$(214,449)	$(94,077)	$(120,372)	127.95%
(1) Not meaningful
Development Services Revenue
Development and services revenue decreased by $19.6 million in 2020 to $0 in 2020 from $19.6 million from 2019. In 2019, we had nonrecurring development and service contracts which resulted in the generation of $19.6 million in revenue that did not reoccur in 2020.
Research and Development
Research and development increased by $72.1 million in 2020, or 67.1%, to $179.4 million in 2020 from $107.4 million in 2019, primarily driven by an increase in headcount from continued hiring to effectively scale the growth of our business. Payroll costs related to research and development increased $49.2 million, non-payroll hardware development costs increased $12.7 million, and non-payroll software development costs increased $7.8 million.
Selling, General and Administrative
Selling, general, and administrative expense increased by $13.1 million in 2020, or 51.2%, to $38.7 million in 2020 from $25.6 million in 2019, primarily driven by an increase in headcount from both acquisitions and from continued hiring to effectively support the growth of our business. This change is primarily driven by an increase in payroll costs of $8.5 million, and an increase in professional services costs of $4.2 million.

Interest and Other Income
Interest income decreased by $8.0 million in 2020, or 68.2%, to $3.7 million in 2020 from $11.7 million in 2019, primarily driven by a decrease in the balance of short-term investments of $349.9 million.
Income Tax Expense (Benefit)
Income tax expense (benefit) changed to an insignificant income tax expense in 2020 from an income tax benefit of $7.8 million in 2019, primarily due to 2019 including the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of Blackmore.
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
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses and that we will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. We believe our cash on hand and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years ended December 31,
	2021	2020	2019
(in thousands)
Net cash used in operating activities	$(563,288)	$(191,879)	$(94,726)
Net cash provided by (used in) investing activities	249,885	343,289	(372,534)
Net cash provided by financing activities	1,539,822	1,446	634,702
Net increase in cash, cash equivalents, and restricted cash	$1,226,419	$152,856	$167,442
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $371.4 million from the year ended December 31, 2020 to the year ended December 31, 2021 due to increases in spending on research and development and selling, general, and administrative expenses, primarily driven by increases in payroll related expenses due to an increase in headcount. Net cash used in operating activities increased by $97.2 million from the year ended December 31, 2019 to the year ended December 31, 2020 due to a decrease in collections from contracts with customers given the completion of development service contracts and increases in spending on research and development and selling, general, and administrative expenses, primarily driven by increases in payroll related expenses due to an increase in headcount.
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
Net cash used in operating activities of $94.7 million for the year-ended December 31, 2019, was primarily related to normal cash operating expenses, including research and development and selling, general and administrative expenses. Changes in operating assets and liabilities decreased cash flows from operations by $23.0 million, primarily due to a decrease in deferred revenue of $16.6 million, a decrease in operating lease liability of $3.5 million, and an increase in prepaid expenses and other current assets of $6.3 million. The decrease from changes in operating assets and liabilities was partially offset by a decrease in accounts receivable of $3.3 million and an increase in accrued expenses and other current and non-current liabilities of $1.4 million.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities decreased by $93.4 million from the year ended December 31, 2020 to the year ended December 31, 2021, due to a decrease of $350.0 million in the maturities, net of purchases, of short-term investments, and an increase in purchases of property and equipment of $41.4 million, partially offset by net cash acquired in the purchase of businesses in 2021 of $294.4 million. Net cash provided by investing activities increased by $715.8 million from the year ended December 31, 2019 to the year ended December 31, 2020, due to a decrease of $625.5 million in the purchases of short-term investments, a $70.0 million increase in the maturities of short-term investments, and a decrease in acquisition activity of $23.1 million.
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
Net cash used in investing activities is $372.5 million for the year-ended December 31, 2019, primarily due to purchases of short-term investments of $745.6 million and purchase of business, net of cash acquired, of $23.1 million, partially offset by maturities of short-term investments of $400.0 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $1,538.4 million from December 31, 2020 to December 31, 2021, due to net proceeds from the Business Combination of $1,134.0 million and net proceeds from the issue of Series U-2 preferred stock of $397.9 million in 2021. Net cash provided by financing activities decreased by $633.3 million from December 31, 2019 to December 31, 2020, due to net proceeds from the issuance of Series B preferred stock of $634.0 million in 2019.
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
Net cash provided by financing activities is $634.7 million for the year-ended December 31, 2019, primarily due to net proceeds from the issuance of Series B preferred stock of $634.0 million.
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
No intangible asset impairments were recorded during the years ended December 31, 2021, 2020 or 2019.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aurora Innovation, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Santa Clara, California
March 11, 2022, except for Note 3 as to which the date is August 12, 2022.

AURORA INNOVATION, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,610,135	$387,346
Restricted cash	280	182
Contract asset	32,538	—
Related party receivable	10,726	—
Prepaid expenses and other current assets	23,765	18,918
Total current assets	1,677,444	406,446
Property and equipment, net	93,517	10,897
Operating lease right-of-use assets	151,278	90,864
Restricted cash, long term	15,832	12,300
Other assets	21,050	15,631
Acquisition related intangible assets	617,200	52,700
Goodwill	1,113,766	30,047
Total assets	$3,690,087	$618,885
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,901	$6,502
Related party payable	540	—
Accrued expenses and other liabilities	70,006	18,768
Operating lease liabilities, current	12,274	6,681
Total current liabilities	90,721	31,951
Operating lease liabilities, long-term	134,551	97,153
Deferred tax liability	3,905	3,052
Warrant liabilities	65,678	—
Earnout Shares liability	52,380	—
Other long-term liabilities	1,150	25
Total liabilities	348,385	132,181
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.00001 par value; nil and 290,300,547 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	—	763,283
Stockholders’ equity (deficit)
Common stock - Class A shares, $0.00001 par value, 641,721,837 and 278,810,627 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; Class B shares, $0.00001 par value, 481,107,977 and nil shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	11	—
Additional paid-in capital	4,432,907	59,184
Accumulated deficit	(1,091,216)	(335,763)
Total stockholders’ equity (deficit)	3,341,702	(276,579)
Total liabilities, redeemable convertible preferred stock, and stockholder’s equity (deficit)	$3,690,087	$618,885
See accompanying notes to the consolidated financial statements

AURORA INNOVATION, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Collaboration revenue	$82,538	$—	$—
Development services revenue	—	—	19,601
Total revenue	82,538	—	19,601
Operating expenses:
Cost of revenue	—	—	160
Research and development	697,276	179,426	107,368
Selling, general and administrative	115,925	38,693	25,591
Total operating expenses	813,201	218,119	133,119
Loss from operations	(730,663)	(218,119)	(113,518)
Other income (expense):
Interest and other income	525	3,717	11,701
Change in fair value of derivative liabilities	(20,116)	—	—
Transaction costs	(4,516)	—	—
Other expense	(5,184)	(45)	(31)
Loss before income taxes	(759,954)	(214,447)	(101,848)
Income tax expense (benefit)	(4,501)	2	(7,771)
Net loss	$(755,453)	$(214,449)	$(94,077)

Basic and diluted net loss per share - Class A and Class B	$(1.22)	$(0.79)	$(0.37)
Basic and diluted weighted-average shares outstanding - Class A and Class B	620,816,420	270,940,197	254,398,417
See accompanying notes to the consolidated financial statements

AURORA INNOVATION, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net loss	$(755,453)	$(214,449)	$(94,077)
Other comprehensive income:
Net unrealized (loss) gain	—	(125)	125
Other comprehensive (loss) income	—	(125)	125
Comprehensive loss	$(755,453)	$(214,574)	$(93,952)
See accompanying notes to the consolidated financial statements

AURORA INNOVATION, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	59,780,210	$89,639	112,740,624	$11	$2,966	$—	$(27,237)	$(24,260)
Recapitalization	69,993,028	—	132,001,349	(9)	9	—	—	—
Balance as of December 31, 2018	129,773,238	$89,639	244,741,973	$2	$2,975	$—	$(27,237)	$(24,260)
Issuance of Series B redeemable convertible preferred stock at $4.26 per share net of issuance costs of $4,969	150,105,995	633,966	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock at $4.26 per share in relation to acquisition	4,994,432	21,259	—	—	—	—	—	—
Issuance of Series B-1 redeemable convertible preferred stock at $3.41 per share in relation to acquisition	5,551,965	18,951	—	—	—	—	—	—
Issuance of common stock in relation to acquisition	—	—	3,984,965	—	6,933	—	—	6,933
Issuance of common stock upon exercise of stock options	—	—	1,469,408	—	318	—	—	318
Vesting of early exercised stock options	—	—	3,381,311	—	603	—	—	603
Vesting of restricted stock	—	—	10,537,369	1	(1)	—	—	—
Cancellation of restricted stock	—	—	(542,710)	—	—	—	—	—
Stock-based compensation	—	—	—	—	28,133	—	—	28,133
Unrealized gain on held for sale investment	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	(94,077)	(94,077)
Balance as of December 31, 2019	290,425,630	$763,815	263,572,316	$3	$38,961	$125	$(121,314)	$(82,225)

AURORA INNOVATION, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (continued)
(in thousands, except share amounts)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	290,425,630	$763,815	263,572,316	$3	$38,961	$125	$(121,314)	$(82,225)
Issuance of common stock upon exercise of stock options	—	—	3,433,498	—	2,952	—	—	2,952
Vesting of early exercised stock options	—	—	2,262,645	—	388	—	—	388
Vesting of restricted stock	—	—	9,542,168	—	—	—	—	—
Repurchase of series B redeemable convertible preferred stock at $4.26	(125,083)	(532)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,880	—	—	16,880
Unrealized loss on held for sale investments	—	—	—	—	—	(125)	—	(125)
Net Loss	—	—	—	—	—	—	(214,449)	(214,449)
Balance as of December 31, 2020	290,300,547	$763,283	278,810,627	$3	$59,181	$—	$(335,763)	$(276,579)
Issuance of series U-1 redeemable convertible preferred stock at $9.06 per share in relation to acquisition	110,437,359	1,000,000	—	—	—	—	—	—
Issuance of series U-2 redeemable convertible preferred stock at $9.06 per share, net of issuance costs of $2,138	44,174,944	397,862	—	—	—	—	—	—
Issuance of common stock in relation to acquisitions	—	—	257,863,127	3	937,665	—	—	937,668
Purchase consideration allocated to non-cash compensation expense	—	—	—	—	7,873	—	—	7,873
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(444,912,850)	(2,161,145)	444,912,850	4	2,161,141	—	—	2,161,145
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	129,294,175	1	1,040,520	—	—	1,040,521
Issuance of common stock upon exercise of stock options	—	—	8,393,301	—	7,847	—	—	7,847
Issuance of common stock upon vesting of restricted stock units	—	—	917,959	—	—	—	—	—
Common stock withheld for net share settlement of equity awards	—	—	(302,418)	—	(3,705)	—	—	(3,705)
Vesting of early exercised stock options	—	—	1,271,075	—	182	—	—	182
Vesting of restricted stock	—	—	1,669,118	—	—	—	—	—
Stock-based compensation	—	—	—	—	222,203	—	—	222,203
Net loss	—	—	—	—	—	—	(755,453)	(755,453)
Balance as of December 31, 2021	—	$—	1,122,829,814	$11	$4,432,907	$—	$(1,091,216)	$3,341,702
See accompanying notes to the consolidated financial statements

AURORA INNOVATION, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(755,453)	$(214,449)	$(94,077)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	15,581	3,117	1,837
Reduction in the carrying amount of ROU assets	25,424	14,109	4,299
Accretion of discount on short-term investments	—	(143)	(4,267)
Loss on disposal of equipment	3,338	—	127
Non-cash severance	7,873	—
Stock based compensation	220,058	16,880	28,133
Change in deferred tax asset valuation allowance	(4,504)	—	(7,778)
Change in fair value of derivative liabilities	20,116	—	—
Transaction costs associated with warrants	4,516	—	—
Other	3,836	—	—
Changes in operating assets and liabilities:
Contract asset	(32,538)	—	—
Accounts receivable	—	—	3,316
Prepaid expenses and other current assets	(9,901)	(11,692)	(6,249)
Other assets	(5,566)	(14,038)	(506)
Accounts payable	444	2,189	(852)
Accrued expenses and other liabilities	(35,845)	13,674	1,367
Operating lease liability	(20,667)	(1,526)	(3,475)
Contract liability	—	—	(16,601)
Net cash used in operating activities	(563,288)	(191,879)	(94,726)
Cash flows from investing activities:
Purchases of property and equipment	(48,054)	(6,689)	(3,826)
Proceeds from sale of property and equipment	3,500	—	2
Net cash acquired (paid) in purchase of businesses	294,439	—	(23,144)
Purchase of short-term investments	—	(120,022)	(745,566)
Maturities of short-term investments	—	470,000	400,000
Net cash provided by (used in) investing activities	249,885	343,289	(372,534)
Cash flows from financing activities:
Proceeds from early exercised stock options	—	79	435
Payments to repurchase unvested early exercised stock options	—	(763)	(17)
Proceeds from issuance of (payments to repurchase) series B preferred stock	—	(532)	633,966
Proceeds from issuance of common stock	7,999	2,662	318
Proceeds from issuance of Series U-2 preferred stock, net	397,862	—	—
Proceeds from the reverse recapitalization, net of transaction costs	1,133,961	—	—
Net cash provided by financing activities	1,539,822	1,446	634,702
Net increase in cash, cash equivalents, and restricted cash	1,226,419	152,856	167,442
Cash, cash equivalents, and restricted cash at beginning of the period	399,828	246,972	79,530
Cash, cash equivalents, and restricted cash at end of the period	$1,626,247	$399,828	$246,972
See accompanying notes to the consolidated financial statements

AURORA INNOVATION, INC.
Notes to the Consolidated Financial Statements
(in thousands, except share data)
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

Short-term Investments
The company typically invests in U.S. Treasury securities and classifies its short-term investments as available-for-sale. In general, these investments are free of trading restrictions. The Company carries these at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes are included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity in the Company’s balance sheets. Gains and losses are recognized when realized in the Company’s statements of operations. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.
The Company may sell its short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, the Company has classified its investments as current assets in the accompanying balance sheets. Securities with original or remaining maturities of 90 days or less on the purchase date are considered to be cash equivalents and are reflected in cash and cash equivalents in the accompanying balance sheets.
Revenue Recognition
The Company accounts for the collaboration framework agreement and project plan with a major customer using the input measure of hours expended as a percentage of total estimated hours to complete the project commencing with initial recognition in August 2021 when a collaboration project plan was signed.
The Company generated development revenue from nonrecurring development service agreements and determines revenue recognition in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The excess of revenue recognized over cash collected is recognized as a contract asset.
Cost of Development Services Revenue
Cost of development service revenue is comprised primarily of the costs associated to deliver custom hardware design and development services for operating a customer’s vehicle platform with the Aurora Driver. These costs consist primarily of payroll, payroll related expense, stock-based compensation and allocated overhead that are incurred as the Company performs the underlying services related to satisfying the performance obligations under the development service agreements.
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
(iii)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized in the years ended December 31, 2021, 2020 and 2019.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs consist primarily of payroll, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services and are included in research and development in the accompanying statement of operations.

Advertising Costs
Advertising costs are expensed as incurred and are included in selling, general, and administrative in the accompanying statement of operations. There were no advertising costs incurred in 2021, 2020 and 2019.
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

The net assets of RTPY were recognized at historical cost as of the Closing, with no goodwill or other intangible assets recorded. Operations prior to the merger presented are those of Legacy Aurora and the accumulated deficit of Legacy Aurora has been carried forward after Closing. Share and per share information presented within the consolidated financial statements and related notes have been adjusted to reflect the recapitalization on a retrospective basis for all periods presented.
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
(5)Collaboration and Development Services Revenue
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
Development services revenue
The Company derived its revenue from nonrecurring development service agreements to research, design, and implement the Aurora Driver. The agreements are negotiated with billing schedules that align with the delivery of performance obligations, and customers are invoiced with net 30-to 60-day payment terms. The Company’s customer agreements include multiple performance obligations, which include customer hardware design and development services, and other services.
Custom hardware design and development services often involve supplying a hardware reference design to the customer, which provides for various technical specifications for operating a customer’s vehicle platform with the Aurora Driver. Development services are recognized over time as the Company performs the underlying services and satisfies the performance obligations. Revenue allocable to hardware design and development services are recognized over time based on the hours incurred.
In the Company’s contract with a customer, the Company provided a commercialization credit, which provided the customer with the option to receive a credit of a certain amount under the contract, when and if the customer launches vehicles integrated with the Company’s Aurora Driver. The Company had accounted for the commercialization credit as a material right, and significant judgment was required to determine the stand-alone selling price of the performance obligation. The Company performed a valuation of the stand-alone selling price, using a Black-Scholes-Merton option pricing model, which estimated the likelihood that the customer would exercise its option. In 2019 the option to receive the credit under the contract expired and as such the resulting credit was recognized in 2019.
(6)Acquisitions
Apparate USA LLC
On January 19, 2021, the Company acquired 100% of the voting interests of ATG, which was a company developing self-driving technology.
The acquisition date fair value of the consideration transferred for ATG was approximately $1,915,708 which consisted of stock consideration. The stock consideration transferred comprised 110,437,359 shares of the Company’s Series U-1 preferred stock and 252,194,518 shares of the Company’s common stock. The preferred stock was valued referencing the concurrent purchase of the Company’s Series U-2 redeemable convertible preferred stock. The common stock was valued based on the fair value as of January 19, 2021, as determined by a third-party valuation expert using an Option Pricing Method model.
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
Blackmore Sensors and Analytics, Inc.
On August 26, 2019, the Company acquired 100% of the voting interests in Blackmore Sensors and Analytics, Inc. (“Blackmore”) which was developing light detection and ranging radar. The Company has included the financial results of Blackmore in the consolidated financial statements prospectively from the date of acquisition. The transaction costs associated with the acquisition were approximately $1,676 and were recorded in general and administrative expense in 2019.

The acquisition date fair value of the consideration transferred for Blackmore was approximately $74,712, which consisted of the following:

Fair Value
Cash	$25,569
Stock Consideration	47,143
Assumed liabilities related to third-party expenses	2,000
Total	$74,712
As part of the acquisition, the Company assumed certain Blackmore compensation agreements, including the conversion of certain shares of Blackmore restricted stock into rights to receive the Company’s restricted stock, and assuming certain stock options with an estimated fair value of $1,537. For the stock options assumed, based on the service period related to the period prior to the acquisition date, $692 was allocated to the purchase price, and $845 relating to post-acquisition services which will be recorded as operating expenses over the remaining requisite service periods. The stock consideration transferred comprised 4,994,334 shares of the Company’s Series B preferred stock, 5,551,860 shares of the Company’s Series B-1 preferred stock, and 3,984,890 shares of the Company’s common stock. The preferred stock and restricted stock awards (RSAs) were valued based on the August 26, 2019 fair value, as determined by a third party valuation expert using an Option Pricing Method model, and the estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The RSAs vest monthly over a 4-year period starting on the vesting commencement date and expire once the holder ceases to be a service provider of the Company. The weighted average vesting term for these RSAs was 1.1 years.
The Company has accounted for this acquisition as a business combination, and therefore the assets acquired and liabilities assumed were recognized at their fair values on the date of acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Fair Value
Cash and cash equivalents	$2,649
Prepaid expenses and other current assets	268
Goodwill	30,047
Intangible assets	52,700
Fixed assets, net	623
Right-of-use assets	2,479
Accrued payroll and related liabilities	(332)
Accounts payable and accrued liabilities	(413)
Deferred tax liability	(10,830)
Operating lease liabilities	(2,479)
Total	$74,712
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.
The sole identifiable intangible asset acquired in the Blackmore acquisition was in-process research and development (IPR&D) and has an indefinite useful life as of the date of the acquisition. The fair value of the IPR&D intangible asset was determined through a replacement cost approach, which identifies the costs that would be necessary to recreate the asset if the Company were to internally develop the acquired technology.
The asset has not been placed into service and there have been no impairment charges related to the intangible asset as of December 31, 2021.

(7)Stockholders’ Equity (Deficit)
2019 Forward Stock Split
On May 7, 2019, the Company effected a 10-for-1 forward stock split of its outstanding common stock, preferred stock and stock options. All share and per share amounts for year-ended 2019 in the financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect this forward stock split. These share and per share amounts were subsequently adjusted for the Exchange Ratio as discussed in Note 3, Reverse Recapitalization.

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
The fair value of each award granted to employees in 2021, 2020 and 2019 has been estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: expected life of 5.93 years, 5.93 years and 6.08 years, respectively; risk-free interest rate of 0.59%, 0.87% and 2.02%, respectively; expected volatility of 55.00%, 55.00% and 55.00%, respectively; and no dividends during the expected life. Expected volatility is based on the Company’s review of historical volatilities of comparable public companies and an expected future volatility based upon this evidence over the expected term of the award. The expected life of the options represents the period of time options are expected to be outstanding and is estimated considering vesting terms, employees’ historical exercise, and post vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company records forfeitures on the date occurred.

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
Stock-based compensation related to options granted to employees was $23,421, $16,569 and $10,764 in 2021, 2020 and 2019, respectively. The unrecognized deferred compensation expense for future years’ compensation expense related to unvested options was approximately $36,989 at December 31, 2021. Unrecognized deferred compensation will be recognized over an estimated weighted average amortization period of approximately 2.07 years.
In April 2019 the Company facilitated a third-party tender offer (the (“Secondary Transaction”) to provide certain existing investors (the “Participating Investors”) with an opportunity to purchase additional shares of common stock from certain employees of the Company at an agreed upon purchase price. Eligible employees were given the option to sell 10% of their vested shares (whether such shares were held by the employees prior to the tender offer or purchased pursuant to option exercises in connection with the tender offer). A total of 7,830,901 shares were sold to the Participating Investors in the Secondary Transaction, 263,991 of which were tendered pursuant to the exercise of vested stock options. The Company recognized $17,257 in stock-based compensation in relation to the Secondary Transaction.
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
Stock-based compensation related to RSUs granted to employees was $66,044, $0 and $0 in 2021, 2020 and 2019, respectively. The unrecognized deferred compensation expense for future years’ compensation expense related to unvested RSUs was approximately $99,652 at December 31, 2021. Unrecognized deferred compensation will be recognized over an estimated weighted average amortization period of approximately 1.68 years.
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
Total stock-based compensation expense by function was as follows (in thousands):

	Twelve months ended December 31,
	2021	2020	2019
Research and Development	$206,879	$14,082	$24,451
General and Administrative	13,179	2,798	3,682
Total	$220,058	$16,880	$28,133

(11)Income Taxes
The Company only has operations in the United States. Loss from operations before income taxes is categorized geographically as follows:

	2021	2020	2019
United States	$(759,954)	$(214,447)	$(101,848)
Total loss from operations before income taxes	$(759,954)	$(214,447)	$(101,848)
The federal and state income tax provision is summarized as follows:

	2021	2020	2019
Current income tax expense:
Federal	$—	$—	$—
State	2	2	7
Total current income tax expense	2	2	7
Deferred income tax benefit:
Federal	(3,805)	—	(5,012)
State	(698)	—	(2,766)
Total deferred income tax benefit	(4,503)	—	(7,778)
Total tax benefit (expense)	$(4,501)	$2	$(7,771)
The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	0.1	—	2.7
Stock-based compensation	(0.4)	(1.5)	(5.6)
Research and development credits	2.5	3.5	3.5
Liability classified financial instruments	(0.7)	—	—
Other	(0.1)	0.2	(0.2)
Change in valuation allowance	(21.8)	(23.2)	(13.8)
Total provision for income taxes	0.6%	—%	7.6%

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	2021	2020
Deferred tax assets:
Net operating losses	$244,401	$70,125
Tax credits	44,610	21,461
Stock-based compensation	41,462	324
Accrued compensation and related expenses	9,272	2,293
Lease liability	31,466	24,521
Other	1,928	236
Total deferred tax assets	373,139	118,960
Valuation allowance	(330,623)	(87,241)
Total deferred tax assets, net of valuation allowance	42,516	31,719
Deferred tax liabilities:
Depreciation and amortization	(6,529)	(11,040)
Right of use asset	(32,172)	(23,253)
Other	(7,720)	(478)
Total deferred tax liabilities	(46,421)	(34,771)
Total net deferred tax liabilities	$(3,905)	$(3,052)
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
Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax assets and, as a result, has determined that certain deferred tax assets are not realizable on a more likely than not basis. The valuation allowance increased by $243,382, $56,716 and $19,700 in the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company recorded cumulative unrecognized tax benefits pursuant to ASC Subtopic 740-30 in the amount of $17,834, $5,256, and $2,360, respectively, during the years ended December 31, 2021, 2020, and 2019.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant during the years ended December 31, 2021, 2020, and 2019.

Changes in balances during 2021, 2020, and 2019 and ending balances as of December 31, 2021, 2020, and 2019 in gross unrecognized tax benefits were as follows:

	2021	2020	2019
Beginning balance	$5,256	$2,360	$982
Increases related to tax positions taken during a prior year	750	202	24
Increases related to tax positions taken during the current year	11,962	2,772	1,553
Decreases related to tax positions taken during a prior year	(134)	(78)	(199)
Decreases related to tax settlements with taxing authorities	—	—	—
Ending balance	$17,834	$5,256	$2,360
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
Rent expense under operating leases was $25,424, $14,109, and $4,487, respectively, in 2021, 2020 and 2019.
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

(13)Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material losses were recorded for the years ended December 31, 2021, 2020 and 2019.
Future minimum payments for contractual commitments related to purchase obligations as of December 31, 2021 were as follows:

Purchase obligation
Year ending December 31,
2022	$52,599
2023	62,780
2024	62,430
2025	63,958
2026	27,083
Thereafter	—
Total	$268,850
(14)Employee Benefit Plan
The Company sponsors the Aurora 401(k) plan. All employees are eligible to participate in the plans after meeting eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the plan up to the limit allowed by applicable income tax regulations. The Company may make a matching contribution at the discretion of the board of directors. The Company recognized $0 matching contributions in the years ended December 31, 2021, 2020 and 2019.
(15)Supplemental Cash Flow Information
Cash paid for income taxes was $2, $7 and $2 in 2021, 2020 and 2019, respectively. Cash paid for interest and noncash investing and financing activities were as follows:

	2021	2020	2019
Noncash investing and financing activities:
Property and equipment included in accounts payable	$4,532	$1,454	$168
Vesting of early exercised stock options	182	388	602
Non-cash acquisition	1,939,813	—	(29,905)
Cash, cash equivalents, and restricted cash at end of year:
Cash and cash equivalents	$1,610,135	$387,346	$246,490
Restricted cash	16,112	12,482	482
Total cash, cash equivalents, and restricted cash	$1,626,247	$399,828	$246,972
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
Share amounts and net loss per share have been retrospectively restated to reflect the Exchange Ratio from the Merger.

	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(354,415)	$(401,038)	$(9,041)	$(205,408)	$(94,077)	$—
Net loss per share:
Basic and diluted	$(1.22)	$(1.22)	$(0.79)	$(0.79)	$(0.37)	$—
Denominator:
Weighted average common shares outstanding - basic and diluted	291,251,127	329,565,292	11,423,175	259,517,022	254,398,417	—
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect:

	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Redeemable Convertible Preferred Stock	—	—	68,709,583	221,591,059	68,709,583	221,716,143
Stock Options	81,478,914	—	77,417,673	—	90,016,659	—
Restricted stock	35,140,985	—	2,382,969	—	11,661,120	—
Private placement warrants	8,900,000	—	—	—	—	—
Public warrants	12,218,420	—	—	—	—	—
Earnout Shares	5,162,314	—	—	—	—	—
Total	142,900,633	—	148,510,225	221,591,059	170,387,362	221,716,143
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
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1†	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Reinvent Technology Partners Y, RTPY Merger Sub Inc., and Aurora Innovation, Inc.	8-K	001-40216	2.1	July 15, 2021
2.2†	Plan of Domestication, dated as of September 28, 2021	S-4/A	333-257912	2.2	September 29, 2021
2.3†	Stock Purchase and Agreement and Plan of Merger, dated as of January 19, 2021, by and between Aurora Innovation, Inc., Avian U Merger Holdco Corp., Avian U Merger Sub Corp., Avian U Merger Sub LLC, Blocker U Merger Sub LLC, SVF Yellow (USA) Corporation, Apparate USA LLC and Uber Technologies, Inc.	S-4/A	333-257912	2.3	September 29, 2021
3.1	Certificate of Incorporation of the Company	8-K	001-40216	3.1	November 4, 2021
3.2	Bylaws of the Company	8-K	001-40216	3.2	November 4, 2021
4.1	Specimen Class A Common Stock Certificate	8-K	001-40216	4.1	November 4, 2021
4.2	Specimen Warrant Certificate	8-K	001-40216	4.1	March 18, 2021
4.3	Warrant Agreement, dated as of March 15, 2021, by and between Reinvent Technology Partners Y and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40216	4.1	March 18, 2021
4.4	Amendment of Warrant Agreement, dated as of February 28, 2022, by and among Aurora Innovation, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company	10-K	001-40216	4.4	March 11, 2022
4.5	Description of Capital Stock	10-K	001-40216	4.5	March 11, 2022
10.1	Sponsor Support Agreement, dated as of July 14, 2021, by and among the Sponsor Holdco, the Sponsor Parties, the Sponsor Independent Directors, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.2	July 15, 2021
10.2	Sponsor Agreement, dated as of July 14, 2021, between Sponsor, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.3	July 15, 2021

10.3	Form of Company Holders Support Agreement (Voting and Support Agreement)	8‑K	001-40216	10.4	July 15, 2021
10.4	Form of PIPE Subscription Agreement (Subscription Agreement)	8‑K	001-40216	10.1	July 15, 2021
10.5	Form of Lock-Up Agreement	S-4	333-257912	10.5	July 15, 2021
10.6	Amended and Restated Registration Rights Agreement, dated as of November 3, 2021, by and among Aurora Innovation, Inc. and the other parties thereto	8‑K	001-40216	10.4	November 4, 2021
10.7	Letter Agreement, dated as of March 15, 2021, by and among Reinvent Technology Partners Y, Reinvent Sponsor Y LLC and the other parties thereto	S-4	333-257912	10.6	July 15, 2021
10.8	Investment Management Trust Agreement, dated as of March 15, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee	S-4	333-257912	10.7	July 15, 2021
10.9#	Employee Incentive Compensation Plan	S‑4	333-257912	10.22	September 29, 2021
10.10#	OURS Technology, Inc. 2017 Stock Incentive Plan	S‑4	333-257912	10.23	September 29, 2021
10.11#	Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.12#	Aurora Innovation, Inc. 2017 Equity Incentive Plan	S-4	333-257912	10.21	September 29, 2021
10.13#	Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan	S-4	333-257912	10.24	September 29, 2021
10.14#	Aurora Innovation, Inc. form of Indemnification Agreement	S-4	333-257912	10.19	September 29, 2021
10.15#	Outside Director Compensation Policy	10-K	001-40216	10.15	March 11, 2022
16.1	Letter from WithumSmith+Brown, PC as to the change in certifying accountant, dated as of November 4, 2021	8‑K	001-40216	16.1	November 4, 2021
21.1	List of Subsidiaries	10-K	001-40216	21.1	March 11, 2022
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)	10-K	001-40216	24.1	March 11, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

AURORA INNOVATION, INC.

	By:	/s/ Chris Urmson
	Name:	Chris Urmson
Date: August 12, 2022	Title:	Chairman and Chief Executive Officer