Form 10-Q
period 2022-06-30
Aurora Innovation, Inc.
filed 2022-08-12
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Part I - Financial Information
Item 1. Financial Statements
AURORA INNOVATION, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$549,411	$1,610,135
Restricted cash	280	280
Short-term investments	829,353	—
Contract asset	—	32,538
Related party receivables	—	10,726
Prepaid expenses and other current assets	19,264	23,765
Total current assets	1,398,308	1,677,444
Property and equipment, net	93,165	93,517
Operating lease right-of-use assets	141,897	151,278
Restricted cash, long-term	16,100	15,832
Other assets	20,252	21,050
Acquisition related intangible assets	618,025	617,200
Goodwill	113,685	1,113,766
Total assets	$2,401,432	$3,690,087
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,787	$7,901
Related party payables	950	540
Operating lease liabilities, current	11,399	12,274
Accrued expenses and other current liabilities	51,342	70,006
Total current liabilities	66,478	90,721
Operating lease liabilities, long-term	126,086	134,551
Deferred tax liabilities	3,905	3,905
Warrant liabilities	8,447	65,678
Earnout shares liability	3,923	52,380
Other long-term liabilities	2,639	1,150
Total liabilities	211,478	348,385
Commitments and contingencies
Stockholders’ equity
Common stock - $0.00001 par value, 1,146,572,506 and 1,122,829,814 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	4,516,005	4,432,907
Accumulated other comprehensive loss	(3,861)	—
Accumulated deficit	(2,322,201)	(1,091,216)
Total stockholders’ equity	2,189,954	3,341,702
Total liabilities and stockholders’ equity	$2,401,432	$3,690,087
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$20,733	$—	$62,731	$—
Operating expenses
Research and development	183,785	159,812	337,875	318,921
Selling, general and administrative	33,467	21,646	64,519	54,326
Goodwill impairment	1,000,081	—	1,000,081	—
Total operating expenses	1,217,333	181,458	1,402,475	373,247
Loss from operations	(1,196,600)	(181,458)	(1,339,744)	(373,247)
Other income (expense)
Change in fair value of derivative liabilities	39,878	—	105,688	—
Other income (expense), net	2,545	(353)	3,073	173
Loss before income taxes	(1,154,177)	(181,811)	(1,230,983)	(373,074)
Income tax expense (benefit)	—	1	2	(2,643)
Net loss	$(1,154,177)	$(181,812)	$(1,230,985)	$(370,431)

Basic and diluted net loss per share	$(1.02)	$(0.34)	$(1.09)	$(0.72)
Basic and diluted weighted-average shares outstanding	1,131,113,012	541,133,301	1,129,118,006	512,608,940
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(1,154,177)	$(181,812)	$(1,230,985)	$(370,431)
Other comprehensive loss
Unrealized loss on investments	(2,186)	—	(3,861)	—
Other comprehensive loss	(2,186)	—	(3,861)	—
Comprehensive loss	$(1,156,363)	$(181,812)	$(1,234,846)	$(370,431)
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	290,300,547	$763,283	278,810,627	$3	$59,181	$—	$(335,763)	$(276,579)
Issuance of Series U-1 redeemable convertible preferred stock at $9.06 per share in relation to acquisition	110,437,359	1,000,000	—	—	—	—	—	—
Issuance of Series U-2 redeemable convertible preferred stock at $9.06 per share, net of issuance costs of $2,138	44,174,944	397,862	—	—	—	—	—	—
Equity issued in relation to acquisitions	—	—	257,863,127	2	945,540	—	—	945,542
Equity issued under incentive compensation plans	—	—	5,438,300	—	2,347	—	—	2,347
Stock-based compensation	—	—	—	—	80,583	—	—	80,583
Comprehensive loss	—	—	—	—	—	—	(370,431)	(370,431)
Balance as of June 30, 2021	444,912,850	$2,161,145	542,112,054	$5	$1,087,651	$—	$(706,194)	$381,462

Balance as of December 31, 2021	—	$—	1,122,829,814	$11	$4,432,907	$—	$(1,091,216)	$3,341,702
Equity issued under incentive compensation plans	—	—	23,742,692	—	7,573	—	—	7,573
Stock-based compensation	—	—	—	—	75,525	—	—	75,525
Comprehensive loss	—	—	—	—	—	(3,861)	(1,230,985)	(1,234,846)
Balance as of June 30, 2022	—	—	1,146,572,506	11	4,516,005	(3,861)	(2,322,201)	2,189,954
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	444,912,850	$2,161,145	539,544,481	$5	$1,044,574	$—	$(524,382)	$520,197
Equity issued under incentive compensation plans	—	—	2,567,573	—	1,534	—	—	1,534
Stock-based compensation	—	—	—	—	41,543	—	—	41,543
Comprehensive loss	—	—	—	—	—	—	(181,812)	(181,812)
Balance as of June 30, 2021	444,912,850	$2,161,145	542,112,054	$5	$1,087,651	$—	$(706,194)	$381,462

Balance as of March 31, 2022	—	$—	1,127,581,556	$11	$4,464,191	$(1,675)	$(1,168,024)	$3,294,503
Equity issued under incentive compensation plans	—	—	18,990,950	—	5,536	—	—	5,536
Stock-based compensation	—	—	—	—	46,278	—	—	46,278
Comprehensive loss	—	—	—	—	—	(2,186)	(1,154,177)	(1,156,363)
Balance as of June 30, 2022	—	$—	1,146,572,506	$11	$4,516,005	$(3,861)	$(2,322,201)	$2,189,954
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,230,985)	$(370,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,357	7,146
Reduction in the carrying amount of right-of-use assets	14,117	12,012
Stock-based compensation	75,525	78,438
Goodwill impairment	1,000,081	—
Change in fair value of derivative liabilities	(105,688)	—
Non-cash severance	—	7,873
Change in deferred tax asset valuation allowance	—	(2,638)
Other	966	2,106
Changes in operating assets and liabilities:
Contract asset	32,538	—
Prepaid expenses and other current assets	16,835	1,847
Other assets	(568)	(2,872)
Accounts payable	(9,517)	(3,389)
Operating lease liabilities	(12,384)	(14,553)
Contract liability	91	50,000
Accrued expenses and other current and non-current liabilities	(17,810)	(48,491)
Net cash used in operating activities	(225,442)	(282,952)
Cash flows from investing activities
Purchases of property and equipment	(9,298)	(13,128)
Net cash acquired in acquisitions	—	294,439
Purchase of short-term investments	(966,063)	—
Maturities of short-term investments	133,000	—
Net cash (used in) provided by investing activities	(842,361)	281,311
Cash flows from financing activities
Proceeds from issuance of common stock	8,580	2,246
Proceeds from issuance of Series U-2 preferred stock, net	—	397,862
Other	(1,233)	—
Net cash provided by financing activities	7,347	400,108
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,060,456)	398,467
Cash, cash equivalents, and restricted cash at beginning of the period	1,626,247	399,828
Cash, cash equivalents, and restricted cash at end of the period	$565,791	$798,295
See accompanying notes to unaudited condensed consolidated financial statements

AURORA INNOVATION, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
(1)    Overview and Basis of Presentation
Overview of the Organization
Aurora Innovation, Inc. and its consolidated subsidiaries (the “Company” or “Aurora”) was initially incorporated as a Cayman Islands exempted company on October 2, 2020 and was formerly known as Reinvent Technology Partners Y (“RTPY”).
On November 3, 2021 (the “Closing Date” or “Closing”), the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, domesticated as a Delaware corporation, and changed its name to Aurora Innovation, Inc. As contemplated by the Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement”), Aurora consummated the merger transaction (the “Merger”) whereby RTPY Merger Sub, Inc., a direct subsidiary of the Company, merged with and into Aurora Innovation Holdings, Inc. (“Legacy Aurora”), a Delaware corporation f/k/a Aurora Innovation, Inc. The Company’s common stock is listed on the NASDAQ under the symbol “AUR” and the Company’s warrants to purchase shares of Class A common stock are listed on the NASDAQ under the symbol “AUROW”. The Merger was accounted for as a reverse capitalization and operations prior to the Closing presented are those of Legacy Aurora.
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
The information included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures. The condensed consolidated balance sheet as of December 31, 2021 included in the condensed consolidated financial statements was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements.
The condensed consolidated financial statements reflect, in the opinion of management, all adjustments of a normal, recurring nature necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented but are not necessarily indicative of the expected results for the full fiscal year or any future period.
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
Recently Issued Accounting Standards – Adopted in Fiscal 2022
In December 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, Income Taxes, as well as removing certain exceptions within ASC 740. The new standard is effective for annual periods beginning after December 15, 2021 and earlier adoption is permitted. The Company adopted the standard effective January 1, 2022 and there was not a material impact on the interim financial statements.
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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$549,199	$—	$—	$549,199
Total cash equivalents	$549,199	$—	$—	$549,199
Short-term investments:
U.S. government securities	$—	$829,353	$—	$829,353
Total short-term investments	$—	$829,353	$—	$829,353
Liabilities:
Public warrants	$4,887	$—	$—	$4,887
Private placement warrants	—	3,560	—	3,560
Earnout shares liability	—	—	3,923	3,923
Total liabilities	$4,887	$3,560	$3,923	$12,370

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,609,919	$—	$—	$1,609,919
Total cash equivalents	$1,609,919	$—	$—	$1,609,919
Liabilities:
Public warrants	$37,999	$—	$—	$37,999
Private placement warrants	—	27,679	—	27,679
Earnout shares liability	—	—	52,380	52,380
Total liabilities	$37,999	$27,679	$52,380	$118,058
The public warrants and private placement warrants (see Note 7: Derivative Liabilities) are measured at fair value on a recurring basis. The public warrants are valued based on the closing price of the publicly traded instrument. The private placement Warrants are valued using observable inputs for similar liabilities resulting in Level 2 classification.
The earnout shares liability (see Note 7: Derivative Liabilities) is measured at fair value on a recurring basis. The fair value was determined using a Monte Carlo simulation with a risk free rate of 2.99%and 1.52% and volatility of 50.00% and 50.00% as of June 30, 2022 and December 31, 2021, respectively.

Earnout shares liability
Balance as of December 31, 2021	$52,380
Change in fair value	(48,457)
Balance as of June 30, 2022	$3,923
The amortized cost, unrealized gains and estimated fair values of the Company’s short-term investments as of June 30, 2022 was:

	As of June 30, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. government securities	$833,214	$(3,861)	$829,353
Total short-term investments	$833,214	$(3,861)	$829,353

(b)Property and Equipment, Net
Property and equipment, net consist of the following as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Land	$13,503	$13,503
Furniture and fixtures	10,976	10,893
Test and lab equipment	13,400	11,984
Leasehold improvements	64,399	61,173
Computer and equipment	8,463	7,839
Computer software	3,586	3,321
Automobile	5,523	3,444
Buildings	1,190	1,040
	121,040	113,197
Less accumulated depreciation and amortization	(27,875)	(19,680)
Total property and equipment, net	$93,165	$93,517
(c)Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2022, are as follows:

Total
Balance as of December 31, 2021:
Goodwill	$1,113,766
Accumulated impairment loss	—
Carrying amount of goodwill	1,113,766
Impairment loss	(1,000,081)
Balance as of June 30, 2022:
Goodwill	1,113,766
Accumulated impairment loss	(1,000,081)
Carrying amount of goodwill	$113,685
During the second quarter of 2022, the market price of the Company’s Class A common stock and its market capitalization declined significantly. As a result, the Company determined that a triggering event had occurred and an interim goodwill impairment assessment was performed.
The Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results, the Company recognized a $1,000,081 goodwill impairment during the three and six months ended June 30, 2022.
(d)Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Accrued compensation	$30,272	$51,401
Accrued expenses	17,553	16,074
Other	3,517	2,531
Total accrued expenses and other current liabilities	$51,342	$70,006

(4)    Collaboration Revenue
In January 2021, the Company entered into a collaboration framework agreement with Toyota Motor Corporation (“Toyota”) with the intention of deploying the Aurora Driver into a fleet of Toyota Sienna vehicles, subject to further agreement of a collaboration projection plan that was signed in August 2021. In the six months ended June 30, 2022 and June 30, 2021, the Company received payments of $95,360 and $50,000, respectively, under the agreement. To date, the Company has received cumulative payments under the agreement of $145,360 through June 30, 2022 and expects to receive the remaining $5,000 in 2022.
Collaboration revenue is recognized using the input measure of hours expended as a percentage of total estimated hours to complete the project. In the three and six months ended June 30, 2022, the Company recognized collaboration revenue of $20,733 and $62,731, respectively. To date, the Company has recognized cumulative revenue under the agreement of $145,269 through June 30, 2022.
Differences between collaboration revenue recognized and payments collected under the agreement are recognized as a contract asset or contract liability at the end of each reporting period.
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
The transaction costs associated with the acquisition were approximately $15,113 and were recorded in general and administrative expense in 2021, including $6,854 and $15,113 recorded in the three and six months ended June 30, 2021.
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
The asset has not been placed into service and there have been no impairments related to the intangible asset as of June 30, 2022.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.
During the three months ended March 31, 2021, the Company recognized $7,873 in non-cash compensation expense for severance payments by the former parent of ATG. This amount was allocated from total equity consideration transferred.
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
The asset has not been placed into service and there have been no impairments related to the intangible asset as of June 30, 2022.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.
(6)    Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000,000 shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at June 30, 2022 and December 31, 2021.
Common stock
The Company is authorized to issue 51,000,000,000 shares of common stock with a par value of $0.00001 per share; of which 50,000,000,000 shares are designated Class A common stock and 1,000,000,000 shares are designated Class B common stock. Class A common stock holders are entitled to one vote for each share and Class B common stock holders are entitled to ten votes for each share. Class A and Class B have identical liquidation and dividend rights. Class B shares are convertible into Class A upon election by the holder or upon transfer (except for certain permitted transfers).
At June 30, 2022, the Company had 716,866,208 shares of Class A common stock and 429,706,298 shares of Class B common stock issued and outstanding.
(7)    Derivative Liabilities
Common Stock Warrants
On the consummation of the Merger, 12,218,750 publicly traded warrants for Class A common stock at an exercise price per share of $11.50 and 8,900,000 private placement warrants held by the Sponsor with an exercise price per share of $11.50 converted automatically into warrants of Aurora common stock.

Public warrants outstanding were 12,218,291 and 12,218,420 as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, 129 public warrants were exercised for total cash proceeds of $1.
Private placement warrants outstanding were 8,900,000 and 8,900,000 as of June 30, 2022 and December 31, 2021, respectively.
The estimated fair value of the warrant liabilities was $8,447 and $65,678 at June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, a gain of $22,808 and $57,231, respectively, was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations.
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
The estimated fair value of the earnout shares liability was $3,923 and $52,380 at June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, a gain of $17,070 and $48,457, respectively, was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations. No earnout shares vested as of June 30, 2022.

(8)    Equity Incentive Plans
We maintain four equity compensation plans: the 2021 Equity Incentive Plan (the “Plan”), the 2017 Equity Incentive Plan (the “2017 Plan”), the Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan (the “Blackmore Plan”), and the OURS Technology Inc 2016 Stock Incentive Plan (the “OURS Plan”). The Company assumed stock options under the Blackmore Plan and the OURS Plan to the extent such employees continued as employees of the Company.
On November 2, 2021, the Company adopted the Plan. The Plan makes available for issuance Class A common shares equal to 120,900,000 shares plus any shares subject to awards assumed in the Merger that are forfeited or otherwise expire after the Closing. Additionally, the Plan includes an annual increase on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 120,900,000, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator. Any stock options, restricted stock units (“RSU”s) or other awards from the 2017 Plan, the Blackmore Plan, or the OURS Plan that, on or after the Closing, expire or otherwise terminate without having been exercised or issued in full are added to the Plan up to a maximum of 120,692,205 shares. As of June 30, 2022, 106,439,376 shares were available for grant under the Plan.
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
Stock option activity under the 2017 Plan in the six months ended June 30, 2022 is as follows:

	Options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance, December 31, 2021	79,644,550	$1.44
Exercised	(14,192,960)	0.59
Forfeited	(2,702,952)	2.24
Balance, June 30, 2022	62,748,638	$1.60	6.8	46,791
Exercisable, June 30, 2022	44,973,713	$1.24	6.3	41,871
The compensation expense recognized for options for the six months ended June 30, 2022 and 2021 was $8,786 and $12,458, respectively. The unrecognized deferred compensation expense was $24,588 as of June 30, 2022 and will be recognized over an estimated weighted average amortization period of approximately 1.75 years.

Restricted Stock Units
The Company has granted RSUs under the Plan and the 2017 Plan.
The vesting of most RSUs granted under the 2017 Plan is based on the satisfaction of two separate vesting requirements: (1) a time-based vesting requirement, and (2) a liquidity event. Generally, the time-based vesting requirement is quarterly over four years starting on the vesting commencement date (with a one-year cliff). The liquidity event vesting requirement was satisfied with the closing of the Merger in November 2021.
RSUs granted under the Plan generally are subject to time-based vesting. Generally, the time-based vesting requirement is four years starting on the vesting commencement date (with a one-year cliff for new hire awards) except for retention grants which generally vest over one to two years.
RSU activity under the Plan and the 2017 Plan is as follows:

	Unvested RSUs outstanding
	Number of shares	Weighted- average grant date fair value	Aggregate Intrinsic value
Balance, December 31, 2021	34,054,713	4.72
Granted	82,788,961	4.06
Released	(14,141,974)	4.07
Forfeited	(7,679,851)	4.32
Balance, June 30, 2022	95,021,849	4.27	$183,392
Stock-based compensation related to RSUs granted to employees was $59,755 and $0 in six months ended June 30, 2022 and June 30, 2021, respectively. The unrecognized deferred compensation expense for future years’ compensation expense related to unvested RSUs was approximately $343,161 at June 30, 2022. Unrecognized deferred compensation will be recognized over an estimated weighted average amortization period of approximately 2.9 years.
Stock-based payments awarded by a related party
Prior to the ATG acquisition, employees of ATG received grants of RSUs in the former ultimate parent company of ATG, which became a related party of the Company after the closing of the transaction. These awards were modified after the transaction to allow the awards to continue to vest for the first year subsequent to the closing of the acquisition as long as personnel remain employees of the Company. These awards are compensation for services provided to the Company and accounted for as stock-based compensation.
Awards representing 2,928,854 shares were modified on the acquisition date and 538,140 shares were forfeited before the final vesting in January 2022. The fair value of these awards was equal to the market value of the related party’s common stock on the date of modification. Stock-based compensation of $6,200 was recognized in the six months ended June 30, 2022. No unrecognized deferred compensation expense remains as of June 30, 2022.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of June 30, 2022.
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$41,424	$39,499	$67,651	$74,314
Selling, general, and administrative	4,854	2,044	7,874	4,124
Total	$46,278	$41,543	$75,525	$78,438

(9)    Income Taxes
An income tax benefit was recognized in the six months ended June 30, 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.
(10)    Leases
The Company leases its office facilities, data centers, and warehouses under non-cancelable operating lease agreements that expire between 2022 through 2042, including renewal options that are reasonably certain to be exercised by the Company.
As of June 30, 2022, the Company’s operating leases had a weighted average remaining lease term of 8.5 years and a weighted average discount rate of 6.3%.
Operating lease expense was $7,255 and $14,117 in the three and six months ended June 30, 2022, respectively, and was $5,942 and $12,012 in the three and six months ended June 30, 2021, respectively.
(11)    Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material losses were recorded in the three and six months ended June 30, 2022 and 2021.
(12)    Employee Benefit Plan
The Company sponsors the Aurora 401(k) plan. All employees are eligible to participate in the plans after meeting eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the plan up to the limit allowed by applicable income tax regulations. The Company may make a matching contribution at the discretion of the board of directors. The Company recognized no matching contributions in the three and six months ended June 30, 2022 and 2021.
(13)    Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2022	2021
Noncash investing and financing activities:
Property and equipment included in accounts payable	$2,110	$3,023
Vesting of early exercised stock options	11	143
Non-cash acquisition	—	1,939,804
Cash paid for income taxes and interest were not significant in the six months ended June 30, 2022 and 2021.
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
Share amounts and net loss per share have been recast for the three and six months ended June 30, 2021 to reflect the Exchange Ratio from the Merger.

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(700,044)	$(454,133)	$(181,812)	$—
Net loss per share:
Basic and diluted	$(1.02)	$(1.02)	$(0.34)	$—
Denominator:
Weighted average common shares outstanding - basic and diluted	686,055,230	445,057,782	541,133,301	—

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net Loss	$(726,124)	$(504,861)	$(370,431)	$—
Net loss per share:
Basic and diluted	$(1.09)	$(1.09)	$(0.72)	$—
Denominator:
Weighted average common shares outstanding - basic and diluted	666,035,126	463,082,880	512,608,940	—
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect:

	As of
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Redeemable convertible preferred stock	—	—	223,321,886	221,591,059
Stock options	64,254,466	—	89,972,519	—
Restricted stock	95,590,496	—	36,823,354	—
Private placement warrants	8,900,000	—	—	—
Public warrants	12,218,291	—	—	—
Earnout shares liability	5,162,314	—	—	—
Total	186,125,567	—	350,117,759	221,591,059

(15)    Related Parties
In January 2021, the Company paid $10,000 relating to financial advisory fees with a former related party for a contract that was entered into by the Company in December 2020. The Company recognized $8,250 in selling, general and administrative expenses and $1,750 as a reduction to redeemable convertible preferred stock for issuance costs in the six months ended June 30, 2021.
The Company assumed a net liability of $46,970 from the ATG acquisition for an obligation due to the former owner of ATG, an affiliate of Uber Technologies, Inc. (“Uber”). Uber became a related party of the Company subsequent to the ATG acquisition. The net related party liability was paid during the six months ended June 30, 2021.

In January 2021, Uber and its affiliates paid $7,873 in severance to former employees of ATG which was reimbursed by the Company. In December 2021 and January 2022, the Company made withholding tax payments for equity compensation for former employees of ATG and received a $12,770 reimbursement in the six months ended June 30, 2022 from Uber and its affiliates.
During the three and six months ended June 30, 2022, the Company recognized operating expenses of $1,150 and $4,058, respectively, related to the transition service agreement and ongoing operating services provided by Uber and its affiliates. During the three and six months ended June 30, 2021, the Company recognized operating expense of $1,415 and $3,087, respectively, related to the transition service agreement provided by Uber and its affiliates. The term of the transition service agreement expired during the first quarter of 2022.
At June 30, 2022 and December 31, 2021, the Company recorded related party payables to Uber and its affiliates of $950 and $540, respectively. At June 30, 2022 and December 31, 2021, the Company recorded related party receivables from Uber and its affiliates of $0 and $10,726, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include statements about:
•our ability to recognize anticipated benefits of the Merger, which may be affected by, among other things, our ability to grow and manage growth profitably following the closing of the Merger;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Aurora should be read together with Aurora’s unaudited financial statements as of and for the three and six months ended June 30, 2022 and 2021, together with related notes thereto, included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the section entitled “Aurora’s Business” below. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aurora’s control and actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Part II, Item 1A. Risk Factors” of this Quarterly Report and under the heading “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
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
Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Aurora,” “we,” “us,” “our” and other similar terms refer to Legacy Aurora prior to the Merger and to Aurora and its consolidated subsidiaries after giving effect to the Merger.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
(in thousands, except for percentages)
Collaboration revenue	$20,733	$—	$20,733	n/m(1)
Operating expenses
Research and development	183,785	159,812	23,973	15.0%
Selling, general and administrative	33,467	21,646	11,821	54.6%
Goodwill impairment	1,000,081	—	1,000,081	n/m(1)
Total operating expenses	1,217,333	181,458	1,035,875	570.9%
Loss from operations	(1,196,600)	(181,458)	(1,015,142)	559.4%
Other income (expense)
Change in fair value of derivative liabilities	39,878	—	39,878	n/m(1)
Other income (expense), net	2,545	(353)	2,898	n/m(1)
Loss before income taxes	(1,154,177)	(181,811)	(972,366)	534.8%
Income tax expense (benefit)	—	1	(1)	n/m(1)
Net loss	$(1,154,177)	$(181,812)	$(972,365)	534.8%
(1) Not meaningful.
Collaboration Revenue
Collaboration revenue increased by $20.7 million in the three months ended June 30, 2022 due to progress made during the period under the collaboration framework agreement and project plan signed in August 2021 with Toyota Motor Corporation.
Research and Development
Research and development increased by $24.0 million, or 15.0%, to $183.8 million in the three months ended June 30, 2022 from $159.8 million in the three months ended June 30, 2021, primarily driven by an increase in payroll and hardware development costs.
Selling, General and Administrative
Selling, general, and administrative increased by $11.8 million, or 54.6%, to $33.5 million in the three months ended June 30, 2022 from $21.6 million in the three months ended June 30, 2021, primarily driven by an increase in payroll and insurance costs.
Goodwill impairment
The Company recognized a goodwill impairment of $1,000.1 million during the three months ended June 30, 2022 as a result of an interim goodwill impairment assessment performed due to a significant decline in the market price of the Company’s Class A common stock and its market capitalization during the period.
Change in Fair Value of Derivative Liabilities
Income recognized for the change in fair value of derivative liabilities was $39.9 million in the three months ended June 30, 2022 primarily due to the change in the market price for the underlying instrument.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
(in thousands, except for percentages)
Collaboration revenue	$62,731	$—	$62,731	n/m(1)
Operating expenses
Research and development	337,875	318,921	18,954	5.9%
Selling, general and administrative	64,519	54,326	10,193	18.8%
Goodwill impairment	1,000,081	—	1,000,081	n/m(1)
Total operating expenses	1,402,475	373,247	1,029,228	275.7%
Loss from operations	(1,339,744)	(373,247)	(966,497)	258.9%
Other income (expense)
Change in fair value of derivative liabilities	105,688	—	105,688	n/m(1)
Other income (expense), net	3,073	173	2,900	n/m(1)
Loss before income taxes	(1,230,983)	(373,074)	(857,909)	230.0%
Income tax expense (benefit)	2	(2,643)	2,645	n/m(1)
Net loss	(1,230,985)	(370,431)	$(860,554)	232.3%
(1) Not meaningful.
Collaboration Revenue
Collaboration revenue increased by $62.7 million in the six months ended June 30, 2022 due to progress made during the period under the collaboration framework agreement and project plan signed in August 2021 with Toyota Motor Corporation.
Research and Development
Research and development increased by $19.0 million, or 5.9%, to $337.9 million in the six months ended June 30, 2022 from $318.9 million in the six months ended June 30, 2021, primarily driven by an increase in payroll costs and hardware developments costs, partially offset by a decrease in severance expense and stock-based compensation.
Selling, General and Administrative
Selling, general, and administrative increased by $10.2 million, or 18.8%, to $64.5 million in the six months ended June 30, 2022 from $54.3 million in the six months ended June 30, 2021, primarily driven by an increase in payroll and insurance costs, partially offset by a decrease in professional services costs.
Goodwill impairment
The Company recognized a goodwill impairment of $1,000.1 million during the six months ended June 30, 2022 as a result of an interim goodwill impairment assessment performed due to a significant decline in the market price of the Company’s Class A common stock and its market capitalization during the period.
Change in Fair Value of Derivative Liabilities
Income recognized for the change in fair value of derivative liabilities was $105.7 million in the six months ended June 30, 2022 primarily due to the change in the market price for the underlying instrument.
Income Tax Expense (Benefit)
An income tax benefit was recognized in the six months ended June 30, 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.

Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were $549.4 million of cash and cash equivalents and $829.4 of short-term investments, exclusive of short-term and long-term restricted cash of $0.3 million and $16.1 million, respectively. Cash and cash equivalents primarily consist of money market funds. Short-term investments consist of U.S. government securities.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
(in thousands)
Net cash used in operating activities	$(225,442)	$(282,952)
Net cash (used in) provided by investing activities	(842,361)	281,311
Net cash provided by financing activities	7,347	400,108
Net (decrease) increase in cash	(1,060,456)	398,467
Cash, cash equivalents, and restricted cash at beginning of the period	1,626,247	399,828
Cash, cash equivalents, and restricted cash at end of the period	$565,791	$798,295
Cash Flows Used in Operating Activities
Net cash used in operating activities was $225.4 million for the six months ended June 30, 2022, a decrease of $57.5 million from $283.0 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, operating cash flows benefited from $95.4 million of cash received in connection with the collaboration agreement, partially offset by increased incentive compensation payments. The change in operating cash flows also benefited from professional fees and other expenses paid in connection with the acquisition of ATG in the six months ended June 30, 2021, which did not recur in the current period.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities increased by $1,123.7 million in the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily due to the purchases of short-term investments, net of maturities, of $833.1 million, and the comparative period including $294.4 million in net cash acquired in acquisitions.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $392.8 million in the six months ended June 30, 2022 from six months ended June 30, 2021, due to the comparative period including net proceeds from the issuance of Series U-2 preferred stock of $397.9 million.
Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. We did not record any material losses for 2021 or 2022.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2021 (the “Annual Report”). Other than as described below, there have been no material changes to our critical accounting estimates since our Annual Report.
Valuation of Goodwill
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
During the second quarter of 2022, the market price of the Company’s Class A common stock and its market capitalization declined significantly. As a result, the Company determined that a triggering event had occurred and an interim goodwill impairment assessment was performed.
The Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results, the Company recognized a $1,000.1 million goodwill impairment during the three and six months ended June 30, 2022.
As of June 30, 2022, the Company’s carrying value of goodwill was $113.7 million, which approximates its fair value. To the extent there are future entity-specific or macroeconomic conditions that negatively impact the market price of the Company’s Class A common stock and its market capitalization, additional goodwill impairments may be necessary.
Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. The Company expects to remain an emerging growth company at least through the end of 2023, when we expect to qualify as a large accelerated filer, and will have the benefit of the extended transition period. This may make it difficult to compare our financial results with the financial results of other public companies that are either not emerging growth companies or emerging growth companies that have chosen not to take advantage of the extended transition period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses on an annual basis since our inception. During the six months ended June 30, 2022, we incurred net losses of $1,231.0 million, including a non-cash goodwill impairment of $1,000.1 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods (excluding the non-cash goodwill impairment recognized in six months ended June 30, 2022) as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
•useful life;
•vehicle utilization; and
•product pricing.

To manage self-driving hardware costs, we must engineer cost-effective designs for our sensors, computers, and vehicles, achieve adequate scale, and freeze hardware specifications while enabling continued software improvements. In addition, we must continuously push initiatives to optimize supporting cost components such as vehicle and self-driving system maintenance, cloud storage, telecom data feed, facilities, cleaning, operations personnel costs, and useful life. This will require significant coordination with our third-party fleet partners and adequate cost management may not materialize as expected or at all, which would have material adverse effects on our business prospects.
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
Our success similarly hinges on the ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including software, hardware, systems engineering, automotive, safety, operations, design, finance, marketing, and support personnel. Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. A significant reduction in the value of our common stock may require us to grant a larger number of equity incentive awards in order to prevent employee departures and to attract new personnel. The issuance of additional shares upon settlement or exercise of those awards would result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market, and may have a negative impact on our stock price.
Many of our employees may receive significant proceeds from sales of our equity in the public markets once their applicable vesting restrictions are satisfied, which may reduce their motivation to continue to work for us. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability.
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
From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, form new strategic partnerships, or enter into new markets or geographies. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for such future acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if such approvals are ultimately denied. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, partners and end-customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Additionally, acquired assets or businesses may not generate the financial results we expect. Key personnel or large numbers of employees who join Aurora through acquisitions may decide to leave Aurora to work for other businesses or competitors of Aurora, thereby diminishing the value of our acquisitions. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairments, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in January 2021, Aurora acquired Uber’s self driving unit, Apparate, an acquisition for which certain of the risks outlined above were, and continue to be, present. Apparate has a history of financial losses, which have (and will continue to) lead to increased losses for Aurora (versus if Aurora had not acquired Apparate), and which have and will continue to require increased cash spending by Aurora. Additionally, the acquisition and integration processes create a risk that management and employees of Aurora become distracted. Finally, the costs of identifying and consummating acquisitions may be significant. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, prospects, financial condition and results of operations, and could cause our stock price to decline.
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

The spread of COVID-19 caused us to initially modify our business practices (including reducing employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in activities, meetings, events and conferences), and, though we now permit employee travel and have adopted a flexible return to office policy, we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, partners and end-customers, suppliers, and business partners. The COVID-19 pandemic could limit the ability of our partners, suppliers, and business partners to perform, including our ability to conduct on-road and track operations for development testing.
Any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a variety of factors, such as, new variants to the virus that may cause an increase in the number or severity of COVID-19 infections. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact. Further, many of the factors discussed under Risk Factors in this Quarterly Report are, and we anticipate will continue to be further, heightened or exacerbated by the impact of the COVID-19 pandemic.
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
Included on our balance sheet as of June 30, 2022 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to the former sponsor of RTPY with price-based vesting criteria.
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
There has been relatively little mandatory federal government regulation of the self-driving industry to date. Currently, there are no Federal Motor Vehicle Safety Standards that relate to the performance of self-driving technology. While our team includes nationally recognized safety experts and we have built organizational, operational, and safety processes to ensure that the performance of our technology meets rigorous standards, there can be no assurance that these measures will meet future regulatory requirements enacted by government bodies nor that future regulatory requirements will not inherently limit the operation and commercialization of self-driving technology. In some jurisdictions, we could be required to present our own safety justification and evidence base, and in other areas it is possible that we may be required to pass specific self-driving safety tests. We have not yet tested our technology to the full extent possible, in all conditions under which we anticipate operations to occur. The failure to pass these safety tests or receive appropriate regulatory approvals for commercialization would adversely impact our ability to generate revenue at the rate we anticipate.
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
Subject to certain exceptions, Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “SPAC Sponsor”) and the parties who held stock and/or equity awards in Legacy Aurora prior to the Merger (the “Aurora Stockholders”) are contractually restricted from selling or transferring any of their shares of Aurora common stock (the “Lock-up Shares”) for certain periods of time. Under the Amended and Restated Registration Rights Agreement we entered into in connection with the Merger (the “Registration Rights Agreement”), such lock-up restrictions applicable to the Lock-up Parties’ (as defined in the Registration Rights Agreement) Lock-up Shares (as defined in the Registration Rights Agreement) begin at the closing of the Merger (the “Closing”) and end in tranches of 25% of the Lock-Up Parties’ Lock-up Shares at each of (i) the one year anniversary of Closing, (ii) the two-year anniversary of the Closing, (iii) the three-year anniversary of the Closing and (iv) the four-year anniversary of the Closing. Notwithstanding the foregoing, (i) each of Mr. Urmson, Mr. Anderson and Mr. Bagnell (collectively, the “Aurora Founders”) may sell Registrable Securities (as defined in the Registration Rights Agreement) following the initial six months after the Closing up to an amount of $25 million each and (ii) if, after Closing, Aurora completes a transaction that results in a change of control, the Lock-Up Parties’ Lock-up Shares are released from restriction immediately prior to such change of control. Under the Sponsor Agreement, the Sponsor’s lock-up Shares are subject to the same releases as the Lock-Up Parties’ Lock-up Shares, except the Sponsor’s Lock-up Shares do not contain the right to sell Registrable Shares held by the Aurora Founders, as described in the previous sentence.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent 49.0% of the voting control of the Company as of June 30, 2022. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by the holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon (i) the date specified by affirmative written election of the holders of two-thirds of the then-outstanding shares of our Class B common stock, (ii) the date set by our board of directors that is no less than 61 days and no more than 180 days following the date on which the shares of our Class B common stock held by the Aurora Founders and their permitted entities and permitted transferees represent less than 20% of our Class B common stock held by the Aurora Founders and their permitted entities as of immediately following the closing of the Merger or (iii) nine months after the death or total disability of the last to die or become disabled of the Aurora Founders, or such later date not to exceed a total period of 18 months after such death or disability as may be approved by a majority of our independent directors.

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
As of June 30, 2022, we had warrants to purchase an aggregate of 21,118,291 shares of our Class A common stock outstanding, comprising 12,218,291 public warrants and 8,900,000 private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
None.
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
__________
*Filed herewith.
**    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aurora Innovation, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA INNOVATION, INC.

Date:	August 12, 2022	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Richard Tame
		Name:	Richard Tame
		Title:	Chief Financial Officer
(Principal Financial Officer)