Form 10-Q
period 2022-09-30
Aurora Innovation, Inc.
filed 2022-11-03
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 740,447,783 shares of Class A common stock and 423,806,298 shares of Class B common stock as of October 24, 2022.

i

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$486,633	$1,610,135
Restricted cash	580	280
Short-term investments	750,697	—
Contract asset	—	32,538
Related party receivables	—	10,726
Prepaid expenses and other current assets	13,931	23,765
Total current assets	1,251,841	1,677,444
Property and equipment, net	92,907	93,517
Operating lease right-of-use assets	141,164	151,278
Restricted cash, long-term	15,801	15,832
Other assets	20,864	21,050
Acquisition related intangible assets	617,901	617,200
Goodwill	113,685	1,113,766
Total assets	$2,254,163	$3,690,087
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,889	$7,901
Related party payables	3,326	540
Operating lease liabilities, current	13,321	12,274
Accrued expenses and other current liabilities	56,125	70,006
Total current liabilities	75,661	90,721
Operating lease liabilities, long-term	124,842	134,551
Deferred tax liabilities	3,905	3,905
Warrant liabilities	9,925	65,678
Earnout shares liability	5,076	52,380
Other long-term liabilities	2,401	1,150
Total liabilities	221,810	348,385
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 1,157,841,044 and 1,122,829,814 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	12	11
Additional paid-in capital	4,556,083	4,432,907
Accumulated other comprehensive loss	(3,347)	—
Accumulated deficit	(2,520,395)	(1,091,216)
Total stockholders’ equity	2,032,353	3,341,702
Total liabilities and stockholders’ equity	$2,254,163	$3,690,087
See accompanying notes to unaudited condensed consolidated financial statements

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$2,897	$55,599	$65,628	$55,599
Operating expenses:
Research and development	170,490	158,135	508,365	477,056
Selling, general and administrative	32,511	25,898	97,030	80,224
Goodwill impairment	—	—	1,000,081	—
Total operating expenses	203,001	184,033	1,605,476	557,280
Loss from operations	(200,104)	(128,434)	(1,539,848)	(501,681)
Other income (expense):
Change in fair value of derivative liabilities	(2,631)	—	103,057	—
Other income (expense), net	4,542	(4,911)	7,615	(4,738)
Loss before income taxes	(198,193)	(133,345)	(1,429,176)	(506,419)
Income tax expense (benefit)	1	—	3	(2,643)
Net loss	$(198,194)	$(133,345)	$(1,429,179)	$(503,776)

Basic and diluted net loss per share	$(0.17)	$(0.25)	$(1.26)	$(0.96)
Basic and diluted weighted-average shares outstanding	1,152,081,114	543,629,589	1,137,020,014	523,064,108
See accompanying notes to unaudited condensed consolidated financial statements

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(198,194)	$(133,345)	$(1,429,179)	$(503,776)
Other comprehensive loss:
Unrealized loss on investments	514	—	(3,347)	—
Other comprehensive loss	514	—	(3,347)	—
Comprehensive loss	$(197,680)	$(133,345)	$(1,432,526)	$(503,776)
See accompanying notes to unaudited condensed consolidated financial statements

Aurora Innovation, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	290,300,547	$763,283	278,810,627	$3	$59,181	$—	$(335,763)	$(276,579)
Issuance of Series U-1 redeemable convertible preferred stock at $9.06 per share in relation to acquisition	110,437,359	1,000,000	—	—	—	—	—	—
Issuance of Series U-2 redeemable convertible preferred stock at $9.06 per share, net of issuance costs of $2,138	44,174,944	397,862	—	—	—	—	—	—
Equity issued in relation to acquisitions	—	—	257,863,127	2	945,540	—	—	945,542
Equity issued under incentive compensation plans	—	—	8,766,467	—	4,988	—	—	4,988
Stock-based compensation	—	—	—	—	120,550	—	—	120,550
Comprehensive loss	—	—	—	—	—	—	(503,776)	(503,776)
Balance as of September 30, 2021	444,912,850	$2,161,145	545,440,221	$5	$1,130,259	$—	$(839,539)	$290,725

Balance as of December 31, 2021	—	$—	1,122,829,814	$11	$4,432,907	$—	$(1,091,216)	$3,341,702
Equity issued under incentive compensation plans	—	—	35,011,230	1	10,846	—	—	10,847
Stock-based compensation	—	—	—	—	112,330	—	—	112,330
Comprehensive loss	—	—	—	—	—	(3,347)	(1,429,179)	(1,432,526)
Balance as of September 30, 2022	—	$—	1,157,841,044	$12	$4,556,083	$(3,347)	$(2,520,395)	$2,032,353
See accompanying notes to unaudited condensed consolidated financial statements

Aurora Innovation, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	444,912,850	$2,161,145	542,112,054	$5	$1,087,651	$—	$(706,194)	$381,462
Equity issued under incentive compensation plans	—	—	3,328,167	—	2,641	—	—	2,641
Stock-based compensation	—	—	—	—	39,967	—	—	39,967
Comprehensive loss	—	—	—	—	—	—	(133,345)	(133,345)
Balance as of September 30, 2021	444,912,850	$2,161,145	545,440,221	$5	$1,130,259	$—	$(839,539)	$290,725

Balance as of June 30, 2022	—	—	1,146,572,506	$11	$4,516,005	$(3,861)	$(2,322,201)	$2,189,954
Equity issued under incentive compensation plans	—	—	11,268,538	1	3,273	—	—	3,274
Stock-based compensation	—	—	—	—	36,805	—	—	36,805
Comprehensive loss	—	—	—	—	—	514	(198,194)	(197,680)
Balance as of September 30, 2022	—	$—	1,157,841,044	$12	$4,556,083	$(3,347)	$(2,520,395)	$2,032,353
See accompanying notes to unaudited condensed consolidated financial statements

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,429,179)	$(503,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,712	10,836
Reduction in the carrying amount of right-of-use assets	20,970	19,063
Stock-based compensation	112,330	118,405
Goodwill impairment	1,000,081	—
Change in fair value of derivative liabilities	(103,057)	—
Non-cash severance	—	7,873
Change in deferred tax asset valuation allowance	—	(2,638)
Other	909	6,714
Changes in operating assets and liabilities:
Contract asset	32,538	(5,599)
Prepaid expenses and other current assets	20,325	(3,979)
Other assets	(2,131)	(1,071)
Accounts payable	(9,115)	(4,657)
Operating lease liabilities	(19,085)	(16,785)
Accrued expenses and other current and non-current liabilities	(9,131)	(45,240)
Net cash used in operating activities	(367,833)	(420,854)
Cash flows from investing activities
Purchases of property and equipment	(11,841)	(32,128)
Net cash acquired in acquisitions	—	294,439
Purchase of short-term investments	(1,219,841)	—
Maturities of short-term investments	466,000	—
Other	(110)	—
Net cash (used in) provided by investing activities	(765,792)	262,311
Cash flows from financing activities
Proceeds from issuance of common stock	12,117	4,709
Proceeds from issuance of Series U-2 preferred stock, net	—	397,862
Other	(1,725)	—
Net cash provided by financing activities	10,392	402,571
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,123,233)	244,028
Cash, cash equivalents, and restricted cash at beginning of the period	1,626,247	399,828
Cash, cash equivalents, and restricted cash at end of the period	$503,014	$643,856
See accompanying notes to unaudited condensed consolidated financial statements

Aurora Innovation, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)
(1)    Overview of the Organization
Aurora Innovation, Inc. and its consolidated subsidiaries (the “Company” or “Aurora”) was initially incorporated as a Cayman Islands exempted company on October 2, 2020 and was formerly known as Reinvent Technology Partners Y (“RTPY”).
On November 3, 2021 (the “Closing Date” or “Closing”), the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, domesticated as a Delaware corporation, and changed its name to Aurora Innovation, Inc. As contemplated by the Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement”), Aurora consummated a merger transaction (the “Merger”) whereby RTPY Merger Sub, Inc., a direct subsidiary of the Company, merged with and into Aurora Innovation Holdings, Inc. (“Legacy Aurora”), a Delaware corporation (f/k/a Aurora Innovation, Inc.). The Company’s common stock is listed on the NASDAQ under the symbol “AUR” and the Company’s warrants to purchase shares of Class A common stock are listed on the NASDAQ under the symbol “AUROW”. The Merger was accounted for as a reverse capitalization, and operations prior to the Closing presented are those of Legacy Aurora.
The Company designs and develops the Aurora Driver, which is the hardware, software, and data services that allow vehicles to drive themselves.
(2)    Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the financial statements of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rule and regulations of the Securities and Exchange Commission (“SEC”).
The information included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021, as amended. The condensed consolidated balance sheet as of December 31, 2021 included in the condensed consolidated financial statements was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements.
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
Risks and Uncertainties Including Business and Credit Concentrations
The Company’s principal operations are the research, design, and implementation of the Aurora Driver. The Company is currently researching and developing its proprietary technology with the goal of commercializing the Aurora Driver. The Company expects that it will need to raise additional capital to support its continued development and commercialization of the Aurora Driver. Risks and uncertainties to the Company’s operations include failing to secure additional funding and the threat of other companies developing and bringing to market similar technology at an earlier time than the Company.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. Cash and cash equivalents are generally deposited with domestic commercial banks and generally exceed the Federal Deposit Insurance Corporation insurable limit. Short-term investments are held in U.S. Treasury securities and are classified as available-for-sale debt securities. To date, the Company has not experienced any credit losses on its cash, cash equivalents and short-term investments.
Recently Adopted Accounting Standards
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

The fair values for financial assets and liabilities measured on a recurring basis were as follows:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$356,550	$—	$—	$356,550
U.S. Treasury securities	—	129,429	—	129,429
Total cash equivalents	$356,550	$129,429	$—	$485,979
Short-term investments:
U.S. Treasury securities	$—	$750,697	$—	$750,697
Total short-term investments	$—	$750,697	$—	$750,697
Liabilities:
Public warrants	$5,742	$—	$—	$5,742
Private placement warrants	—	4,183	—	4,183
Earnout shares liability	—	—	5,076	5,076
Total liabilities	$5,742	$4,183	$5,076	$15,001

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,609,919	$—	$—	$1,609,919
Total cash equivalents	$1,609,919	$—	$—	$1,609,919
Liabilities:
Public warrants	$37,999	$—	$—	$37,999
Private placement warrants	—	27,679	—	27,679
Earnout shares liability	—	—	52,380	52,380
Total liabilities	$37,999	$27,679	$52,380	$118,058
Cash equivalents and short-term investments are measured at fair value on a recurring basis based on quoted market prices or other readily available market information. The amortized cost, unrealized gains and losses, and fair value of available-for-sale debt securities were as follows:

	As of September 30, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$883,473	$(3,347)	$880,126
The public warrants and private placement warrants (see Note 7: Derivative Liabilities) are measured at fair value on a recurring basis. The public warrants are valued based on the closing price of the publicly traded instrument. The private placement warrants are valued using observable inputs for similar publicly traded instruments.
The earnout shares liability (see Note 7: Derivative Liabilities) is measured at fair value on a recurring basis. The fair value was determined using a Monte Carlo simulation with a risk free rate of 3.87% and 1.52% and volatility of 50.00% and 50.00% as of September 30, 2022 and December 31, 2021, respectively.

Earnout shares liability
Balance as of December 31, 2021	$52,380
Change in fair value	(47,304)
Balance as of September 30, 2022	$5,076

(b)Property and Equipment, Net
The components of property and equipment, net were as follows:

	As of
	September 30, 2022	December 31, 2021
Land	$13,503	$13,503
Furniture and fixtures	11,005	10,893
Test and lab equipment	13,803	11,984
Leasehold improvements	64,734	61,173
Computer and equipment	9,263	7,839
Computer software	3,602	3,321
Automobile	7,238	3,444
Buildings	3,132	1,040
	126,280	113,197
Less accumulated depreciation and amortization	(33,373)	(19,680)
Total property and equipment, net	$92,907	$93,517
(c)Goodwill
The changes in the carrying amount of goodwill were as follows:

	As of		As of
	December 31, 2021	Goodwill impairment	September 30, 2022
Goodwill	$1,113,766	$—	$1,113,766
Accumulated impairment loss	—	(1,000,081)	(1,000,081)
Carrying amount of goodwill	$1,113,766	$(1,000,081)	$113,685
During the second quarter of 2022, the market price of the Company’s Class A common stock and its market capitalization declined significantly. As a result, the Company determined that a triggering event had occurred and an interim goodwill impairment assessment was performed.
The Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results, the Company recognized a $1,000,081 goodwill impairment during the nine months ended September 30, 2022.
(d)Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
	September 30, 2022	December 31, 2021
Accrued compensation	$37,153	$51,401
Other accrued expenses	18,972	18,605
Total accrued expenses and other current liabilities	$56,125	$70,006
(4)    Collaboration Revenue
In January 2021, the Company entered into a collaboration framework agreement with Toyota Motor Corporation (“Toyota”) with the intention of deploying the Aurora Driver into a fleet of Toyota Sienna vehicles, subject to further agreement of a collaboration project plan that was signed in August 2021. In the nine months ended September 30, 2022 and September 30, 2021, the Company received payments of $100,360 and $50,000, respectively, under the agreement. As of September 30, 2022, the Company has received all cash payments under the collaboration framework agreement with Toyota.

Collaboration revenue is recognized using the input measure of hours expended as a percentage of total estimated hours to complete the collaboration project plan. In the three and nine months ended September 30, 2022, the Company recognized collaboration revenue of $2,897 and $65,628, respectively. To date, the Company has recognized cumulative revenue under the agreement of $148,166 through September 30, 2022.
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
The transaction costs associated with the acquisition were $15,113 in the nine months ended September 30, 2021 and were recorded in selling, general and administrative.
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
The asset has not been placed into service and there have been no impairments related to the intangible asset as of September 30, 2022.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.
During the nine months ended September 30, 2021, the Company recognized $7,873 in non-cash severance paid by the former parent of ATG. This amount was allocated from total equity consideration transferred.

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
The asset has not been placed into service and there have been no impairments related to the intangible asset as of September 30, 2022.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.

(6)    Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000,000 shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at September 30, 2022 and December 31, 2021.
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
The Company had 733,134,746 and 641,721,837 shares of Class A common stock issued and outstanding at September 30, 2022 and December 31, 2021, respectively. The Company had 424,706,298 and 481,107,977 shares of Class B common stock issued and outstanding at September 30, 2022 and December 31, 2021, respectively.
(7)    Derivative Liabilities
Common Stock Warrants
On the consummation of the Merger, 12,218,750 publicly traded warrants for Class A common stock at an exercise price per share of $11.50 and 8,900,000 private placement warrants held by the Sponsor with an exercise price per share of $11.50 converted automatically into warrants of Aurora common stock.
Public warrants outstanding were 12,218,291 and 12,218,420 as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, 129 public warrants were exercised for total cash proceeds of $1.
Private placement warrants outstanding were 8,900,000 and 8,900,000 as of September 30, 2022 and December 31, 2021, respectively.
The estimated fair value of the warrant liabilities was $9,925 and $65,678 at September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2022, a $1,478 loss and $55,753 gain, respectively, was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations.
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
Earnout Shares Liability
In connection with the execution of the Merger Agreement, the Company, Legacy Aurora and the Sponsor entered into the Sponsor Agreement on July 14, 2021. Under the agreement, the Sponsor was issued 5,162,314 earnout shares which were recorded as liabilities due to lock-up and price-based vesting conditions as follows:
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
The estimated fair value of the earnout shares liability was $5,076 and $52,380 at September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2022, a $1,153 loss and $47,304 gain, respectively, was recognized in changes in fair value of derivative liabilities in the consolidated statements of operations. No earnout shares subject to lock-up and price-based vesting have vested as of September 30, 2022.
(8)    Equity Incentive Plans
The Company has outstanding awards granted under four equity compensation plans: the 2021 Equity Incentive Plan (the “Plan”), the Legacy Aurora 2017 Equity Incentive Plan (the “2017 Plan”), the Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan (the “Blackmore Plan”), and the OURS Technology Inc 2016 Stock Incentive Plan (the “OURS Plan”). The Company assumed awards under the 2017 Plan, the Blackmore Plan and the OURS Plan to the extent such employees continued as employees of the Company.
On November 2, 2021, the Company adopted the Plan. The Plan makes available for issuance Class A common shares equal to 120,900,000 shares plus any shares subject to awards assumed in the Merger that are forfeited or otherwise expire after the Closing. Additionally, the Plan includes an annual increase on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 120,900,000, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator. Any stock options, restricted stock units (“RSU”s) or other awards from the 2017 Plan, the Blackmore Plan, or the OURS Plan that, on or after the Closing, expire or otherwise terminate without having been exercised or issued in full are added to the Plan up to a maximum of 120,692,205 shares. As of September 30, 2022, there were 82,078,448 shares available for grant under the Plan.
Under the Plan, equity-based compensation in the form of RSUs, restricted stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others.

Stock Options
The exercise price of stock options granted under the Plan and the 2017 Plan may not be less than 100% of the fair value of the Company’s common stock on the date of the grant. Stock options generally vest over one to four years starting on the vesting commencement date and expire, if not exercised, 10 years from the date of grant or, if earlier, three months after the option holder ceases to be a service provider of the Company. Stock options outstanding under the Blackmore Plan and the OURS Plan are not material.
Stock option activity under the Plan and the 2017 Plan was as follows:

	Stock options outstanding
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance, December 31, 2021	79,644,550	$1.44
Granted	6,748,081	2.69
Exercised	(19,002,590)	0.63
Forfeited	(4,144,285)	2.49
Balance, September 30, 2022	63,245,756	$1.75	7.1	$51,428
Exercisable, September 30, 2022	42,496,184	$1.32	6.4	$46,398
Stock-based compensation recognized for stock options for the three months ended September 30, 2022 and 2021 was $4,011 and $5,835, respectively. Stock-based compensation recognized for stock options for the nine months ended September 30, 2022 and 2021 was $12,797 and $18,293, respectively. The unrecognized stock-based compensation related to unvested stock options was $28,932 as of September 30, 2022 and will be recognized over a weighted average period of 1.4 years.
Restricted Stock Units
RSUs granted under the 2017 Plan generally are subject to two vesting requirements: (1) a time-based vesting requirement, and (2) a liquidity event. Generally, the time-based vesting requirement is quarterly over four years starting on the vesting commencement date, with a one-year cliff. The liquidity event vesting requirement was satisfied with the closing of the Merger in November 2021.
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSU activity under the Plan and the 2017 Plan was as follows:

	Unvested RSUs outstanding
	Number of shares	Weighted- average grant date fair value
Balance, December 31, 2021	34,054,713	$4.72
Granted	106,875,524	3.74
Vested	(20,544,459)	4.31
Forfeited	(12,611,734)	4.35
Balance, September 30, 2022	107,774,044	$3.86
Stock-based compensation recognized for RSUs for the three months ended September 30, 2022 and September 30, 2021 was $32,665 and $—, respectively. Stock-based compensation recognized for RSUs for the nine months ended September 30, 2022 and September 30, 2021 was $92,420 and $—, respectively. The unrecognized stock-based compensation related to unvested RSUs was $351,610 at September 30, 2022 and will be recognized over a weighted average period of 2.8 years.

Related Party RSUs
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
Stock-based compensation recognized for related party RSUs for the three months ended September 30, 2022 and September 30, 2021 was $0 and $33,518, respectively. Stock-based compensation recognized for related party RSUs for the nine months ended September 30, 2022 and September 30, 2021 was $6,200 and $98,512, respectively. No unrecognized stock-based compensation remains for the related party RSUs as of September 30, 2022.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of September 30, 2022.
Total stock-based compensation expense by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$31,592	$38,015	$99,243	$112,329
Selling, general, and administrative	5,213	1,952	13,087	6,076
Total	$36,805	$39,967	$112,330	$118,405
(9)    Income Taxes
An income tax benefit was recognized in the nine months ended September 30, 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.
(10)    Leases
The Company leases its office facilities, data centers, and warehouses under non-cancelable operating lease agreements that expire between 2022 through 2042, including renewal options that are reasonably certain to be exercised by the Company.
At September 30, 2022 and December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 8.9 years and 9.3 years, respectively, and a weighted average discount rate of 6.4% and 6.2%, respectively.
Operating lease expense was $6,853 and $20,970 in the three and nine months ended September 30, 2022, respectively, and was $7,051 and $19,063 in the three and nine months ended September 30, 2021, respectively.
(11)    Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material losses were recorded in the three and nine months ended September 30, 2022 and 2021.

(12)    Supplemental Cash Flow Information
Non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2022	2021
Noncash investing and financing activities:
Property and equipment included in accounts payable	$891	$3,632
Vesting of early exercised stock options	22	165
Non-cash acquisition	—	1,939,804
Cash paid for income taxes and interest were not significant in the nine months ended September 30, 2022 and 2021.
(13)    Earnings Per Share
The Company computes earnings per share of common stock using the two-class method required for participating securities. The participating securities did not impact the computation of earnings per share in the periods presented as no dividends were declared and the participating securities are not contractually obligated to share in losses.
Subsequent to the Merger, the Company has two classes of common stock with identical liquidation and dividend rights, Class A and Class B. The net loss is allocated in a proportionate basis to each class of common stock and results in the same net loss per share.
Share amounts and net loss per share have been recast for the nine months ended September 30, 2021 to reflect the Exchange Ratio from the Merger.
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect:

	As of
	September 30, 2022	September 30, 2021
Redeemable convertible preferred stock	—	444,912,850
Stock options	64,655,088	85,270,695
Restricted stock units	107,873,058	36,838,825
Private placement warrants	8,900,000	—
Public warrants	12,218,291	—
Earnout shares liability	5,162,314	—
Total	198,808,751	567,022,370
(14)    Related Parties
In January 2021, the Company paid $10,000 relating to financial advisory fees with a former related party for a contract that was entered into by the Company in December 2020. The Company recognized $8,250 in selling, general and administrative expenses and $1,750 as a reduction to redeemable convertible preferred stock for issuance costs in the nine months ended September 30, 2021.
The Company assumed a net liability of $46,970 from the ATG acquisition for an obligation due to the former owner of ATG, an affiliate of Uber Technologies, Inc. (“Uber”). Uber became a related party of the Company subsequent to the ATG acquisition. The net related party liability was paid during the nine months ended September 30, 2021.
In January 2021, Uber and its affiliates paid $7,873 in severance to former employees of ATG which was reimbursed by the Company. In December 2021 and January 2022, the Company made withholding tax payments for equity compensation for former employees of ATG and received a $12,770 reimbursement in the nine months ended September 30, 2022 from Uber and its affiliates.

During the three and nine months ended September 30, 2022, the Company recognized operating expenses of $3,422 and $7,480, respectively, related to the transition service agreement and ongoing operating services provided by Uber and its affiliates. During the three and nine months ended September 30, 2021, the Company recognized operating expense of $1,363 and $4,450, respectively, related to the transition service agreement provided by Uber and its affiliates. The term of the transition service agreement expired during the first quarter of 2022.
At September 30, 2022 and December 31, 2021, the Company recorded related party payables to Uber and its affiliates of $3,326 and $540, respectively. At September 30, 2022 and December 31, 2021, the Company recorded related party receivables from Uber and its affiliates of $0 and $10,726, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Aurora should be read together with Aurora’s unaudited financial statements as of and for the three and nine months ended September 30, 2022 and 2021, together with related notes thereto, included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the section entitled “Aurora’s Business” below. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aurora’s control and actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Part II, Item 1A. Risk Factors” of this Quarterly Report and under the heading “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
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
We plan to first launch Aurora Horizon, our driverless trucking subscription service, as we believe that is where we can make the largest impact the fastest, given the massive industry demand, attractive unit economics, and the ability to deploy on high volume highway-focused routes. Future success will be dependent on our ability to execute against our product roadmap to launch Aurora Horizon. From there, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility market with Aurora Connect, our driverless ride hailing subscription service, and longer-term the local goods delivery market.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
(in thousands, except for percentages)
Collaboration revenue	$2,897	$55,599	$(52,702)	(94.8)%
Operating expenses:
Research and development	170,490	158,135	12,355	7.8%
Selling, general and administrative	32,511	25,898	6,613	25.5%
Total operating expenses	203,001	184,033	18,968	10.3%
Loss from operations	(200,104)	(128,434)	(71,670)	55.8%
Other income (expense):
Change in fair value of derivative liabilities	(2,631)	—	(2,631)	n/m(1)
Other income (expense), net	4,542	(4,911)	9,453	n/m(1)
Loss before income taxes	(198,193)	(133,345)	(64,848)	48.6%
Income tax expense (benefit)	1	—	1	n/m(1)
Net loss	$(198,194)	$(133,345)	$(64,849)	48.6%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue decreased by $52.7 million, or 94.8%, to $2.9 million in the three months ended September 30, 2022 from $55.6 million in the three months ended September 30, 2021, due to lower hours incurred toward the completion of the collaboration project plan with Toyota Motor Corporation. Through September 30, 2022, the Company has recognized cumulative revenue of $148.2 million from the $150.4 million of cash payments received under the agreement.
Research and development
Research and development increased by $12.4 million, or 7.8%, to $170.5 million in the three months ended September 30, 2022 from $158.1 million in the three months ended September 30, 2021, primarily driven by an increase in payroll and development costs, partially offset by a decrease in stock-based compensation.
Selling, general and administrative
Selling, general, and administrative increased by $6.6 million, or 25.5%, to $32.5 million in the three months ended September 30, 2022 from $25.9 million in the three months ended September 30, 2021, primarily driven by an increase in payroll, stock-based compensation and insurance costs.
Change in fair value of derivative liabilities
The change in fair value of derivative liabilities resulted in a loss of $2.6 million in the three months ended September 30, 2022 primarily due to the change in the market price for the underlying instrument.
Other income (expense), net
Other income, net was $4.5 million in the three months ended September 30, 2022, primarily due to interest income earned on short-term investments. Other expenses, net was $4.9 million in the three months ended September 30, 2021, primarily due to losses on the disposal of IT equipment.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
(in thousands, except for percentages)
Collaboration revenue	$65,628	$55,599	$10,029	18.0%
Operating expenses:
Research and development	508,365	477,056	31,309	6.6%
Selling, general and administrative	97,030	80,224	16,806	20.9%
Goodwill impairment	1,000,081	—	1,000,081	n/m(1)
Total operating expenses	1,605,476	557,280	1,048,196	188.1%
Loss from operations	(1,539,848)	(501,681)	(1,038,167)	206.9%
Other income (expense):
Change in fair value of derivative liabilities	103,057	—	103,057	n/m(1)
Other income (expense), net	7,615	(4,738)	12,353	n/m(1)
Loss before income taxes	(1,429,176)	(506,419)	(922,757)	182.2%
Income tax expense (benefit)	3	(2,643)	2,646	n/m(1)
Net loss	(1,429,179)	(503,776)	$(925,403)	183.7%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue increased by $10.0 million, or 18.0%, to $65.6 million in the nine months ended September 30, 2022 from $55.6 million in the nine months ended September 30, 2021 due to higher hours incurred toward the completion of the collaboration project plan with Toyota Motor Corporation. Through September 30, 2022, the Company has recognized cumulative revenue of $148.2 million from the $150.4 million of cash payments received under the agreement.
Research and development
Research and development increased by $31.3 million, or 6.6%, to $508.4 million in the nine months ended September 30, 2022 from $477.1 million in the nine months ended September 30, 2021, primarily driven by an increase in payroll costs and hardware developments costs, partially offset by a decrease in severance expense and stock-based compensation.
Selling, general and administrative
Selling, general and administrative increased by $16.8 million, or 20.9%, to $97.0 million in the nine months ended September 30, 2022 from $80.2 million in the nine months ended September 30, 2021, primarily driven by an increase in payroll, stock-based compensation and insurance costs, partially offset by a decrease in professional services costs.
Goodwill impairment
The Company recognized a goodwill impairment of $1,000.1 million during the nine months ended September 30, 2022 as a result of an interim goodwill impairment assessment performed due to a significant decline in the market price of the Company’s Class A common stock and its market capitalization during the second quarter.
Change in fair value of derivative liabilities
The change in fair value of derivative liabilities resulted in a gain of $103.1 million in the nine months ended September 30, 2022 primarily due to the change in the market price for the underlying instrument.

Other income (expense), net
Other income, net was $7.6 million in the nine months ended September 30, 2022, primarily due to interest income earned on short-term investments. Other expenses, net was $4.7 million in the nine months ended September 30, 2021, primarily due to losses on the disposal of IT equipment.
Income tax expense (benefit)
An income tax benefit was recognized in the nine months ended September 30, 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were $486.6 million of cash and cash equivalents and $750.7 million of short-term investments, exclusive of short-term and long-term restricted cash of $0.6 million and $15.8 million, respectively. Cash and cash equivalents primarily consist of U.S. Treasury securities and money market funds. Short-term investments consist of U.S. Treasury securities.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
(in thousands)
Net cash used in operating activities	$(367,833)	$(420,854)
Net cash (used in) provided by investing activities	(765,792)	262,311
Net cash provided by financing activities	10,392	402,571
Net (decrease) increase in cash	(1,123,233)	244,028
Cash, cash equivalents, and restricted cash at beginning of the period	1,626,247	399,828
Cash, cash equivalents, and restricted cash at end of the period	$503,014	$643,856
Cash Flows Used in Operating Activities
Net cash used in operating activities was $367.8 million for the nine months ended September 30, 2022, a decrease of $53.0 million from $420.9 million for the nine months ended September 30, 2021. The change in operating cash flows was primarily due to an increase of cash received in connection with the collaboration agreement, partially offset by increased incentive compensation payments and the professional fees and other expenses paid in connection with the acquisition of ATG which did not recur during the current period.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities increased by $1,028.1 million in the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to the purchases of short-term investments, net of maturities, of $753.8 million, and the comparative period including $294.4 million in net cash acquired in acquisitions.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $392.2 million in the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to the comparative period including net proceeds from the issuance of Series U-2 preferred stock of $397.9 million.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and nine months ended September 30, 2022 and 2021.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2021, as amended (the “Annual Report”). Other than as described below, there have been no material changes to our critical accounting estimates since our Annual Report.
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
The Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results, the Company recognized a $1,000.1 million goodwill impairment during the nine months ended September 30, 2022.
As of September 30, 2022, the Company’s carrying value of goodwill was $113.7 million. To the extent there are future entity-specific or macroeconomic conditions that negatively impact the market price of the Company’s Class A common stock and its market capitalization, additional goodwill impairments may be necessary.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our progress and performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics and metrics and values that are below expectations could materially and adversely affect our business, prospects, financial condition and results.
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
We have incurred net losses on an annual basis since our inception. During the nine months ended September 30, 2022, we incurred net losses of $1,429.2 million, including a non-cash goodwill impairment of $1,000.1 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods (excluding the non-cash goodwill impairment recognized in nine months ended September 30, 2022) as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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

We plan to publicly disclose certain progress and performance metrics, including the Autonomy Readiness Measure and the Autonomy Performance Indicator. These metrics are subject to inherent challenges in measurement; real or perceived inaccuracies in such metrics and metrics values that are below expectations could materially and adversely affect our business, prospects, financial condition and results of operations.
    We plan to publicly disclose a measure of our progress toward the commercial launch of Aurora Horizon (the “Autonomy Readiness Measure”). The Autonomy Readiness Measure is the weighted function of completeness of our Safety Case (which is an internally-derived, claims-based approach that provides a generalized structured argument to addressing safety items implicated by developing and operating self-driving technology on public roads). There are inherent challenges in calculating the Autonomy Readiness Measure, including the fact that management judgment is used when applying weighting to individual pieces of evidence that support the claims that we are making in our Safety Case (e.g., based on complexity, effort required to complete, scope of the Company’s commercial launch route, etc.) as well as when evaluating the percentage complete of a particular piece of evidence. If individual pieces of evidence supporting the claims of our Safety Case turn out to be more complex, more challenging to complete, insufficiently comprehensive or conclusive, or more time or capital intensive than we originally anticipated, adjustments will be required to be made to our calculations of the Autonomy Readiness Measure. If our Autonomy Readiness Measure is not an accurate representation of our progress toward commercial launch, or if investors perceive this measure not to be accurate, or if we discover material inaccuracies in the Safety Case or our calculations of the Autonomy Readiness Measure, our reputation may be significantly harmed, the timing of commercial launch of Aurora Horizon could be delayed, and our stock price could decline, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

We also plan to publicly disclose supplemental information regarding the on-road performance of the Aurora Driver (the “Autonomy Performance Indicator”). There are inherent challenges in calculating this metric. For example, one of the components of this indicator is commercially representative miles driven where the vehicle received human assistance via a vehicle operator intervention or other on-site support, but where it is determined, through internal analysis including simulation, that the support received was not required by the Aurora Driver. There is management judgment involved in using internal analysis to determine whether or not such human assistance was necessary, and third parties may reasonably disagree with positions taken by the Company on such determinations. Further, it is possible that we could conclude that human assistance was not necessary even where the Aurora Driver did not perform correctly and/or in a way that we intended. Additionally, we do not expect the Autonomy Performance Indicator to increase linearly as we approach commercial launch, nor do we anticipate that this indicator will be 100% even at launch, because certain situations (e.g., flat tires) will always require on-site support. If the Autonomy Performance Indicator is not an accurate representation of the Aurora Driver’s on-road performance, if investors do not perceive it to be accurate, or it does not convey the level of performance anticipated, our reputation may be significantly harmed, our stock price could decline, and it could materially and adversely affect our business, prospects, financial condition and results of operations.

    In addition, our internal systems and tools have a number of limitations, and our methodologies for tracking the Autonomy Readiness Measure and the Autonomy Performance Indicator may change over time, which could result in unanticipated changes to the metrics or estimates that we publicly disclose. If the internal systems and tools we use to track these metrics are not an accurate indicator of our performance or contain other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring our progress toward commercial launch.

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
Included on our balance sheet as of September 30, 2022 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to the former sponsor of RTPY with price-based vesting criteria.
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
The stock markets, including Nasdaq on which we list our shares of Class A common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our Class A common stock, the market price of our Class A common stock may be volatile and could decline significantly. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares at an attractive price (or at all). The market price of our Class A common stock could fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the factors listed below. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•the realization of any of the risk factors presented in this Quarterly Report;
•our ability to bring our products to market on a timely basis, or at all;
•any major change in our management or Board;
•our ability to adhere to the anticipated timelines on our roadmap to commercial launch of Aurora Horizon and/or progress in the Autonomy Readiness Measure that does not meet the expectations of the market;
•poor performance or fluctuations of the Autonomy Performance Indicator;
•changes in the industries in which we and our customers operate;
•developments involving, or successes of, our competitors;
•changes in laws and regulations affecting our business;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•changes in the market’s expectations about our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;

•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•the volume of shares of our common stock available for public sale;
•publication of research reports, financial estimates and recommendations by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, its other public announcements and its filings with the SEC;
•actions by stockholders, including the sale by our directors, executive officers or significant investors of any of their shares of our common stock or the perception that such sales could occur;
•the performance, financial results and market valuations of other companies that are, or are perceived to be, similar to us;
•commencement of, or involvement in, litigation involving us;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines;
•general economic and political conditions such as recessions, interest rates, fuel prices, and international currency fluctuations; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, war, acts of terrorism or responses to these events.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market stocks of other companies which investors perceive to be similar to ours could materially and adversely affect our business, prospects, financial condition and results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent 48% of the voting control of the Company as of September 30, 2022. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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
As of September 30, 2022, we had warrants to purchase an aggregate of 21,118,291 shares of our Class A common stock outstanding, comprising 12,218,291 public warrants and 8,900,000 private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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

AURORA INNOVATION, INC.

Date:	November 2, 2022	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Richard Tame
		Name:	Richard Tame
		Title:	Chief Financial Officer
(Principal Financial Officer)