Form 10-K
period 2022-12-31
Aurora Innovation, Inc.
filed 2023-02-21
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40216
Aurora Innovation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1562265
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1654 Smallman St., Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip Code)
(888) 583-9506
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	AUR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	AUROW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $635,552,000.
The registrant had outstanding 763,107,381 shares of Class A common stock and 409,326,834 shares of Class B common stock as of February 10, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

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
•the impact of infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine), acts of terrorism or responses to these events; and
•other factors detailed under the section entitled “Risk Factors.”
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
ii

PART I
Item 1. Business.
INFORMATION ABOUT AURORA
Unless the context otherwise requires, all references in this section to the “Company,” “Aurora,” “we,” “us,” or “our” refer to the business of Aurora Innovation Holdings, Inc. and its subsidiaries prior to the consummation of the Merger (defined below), and to Aurora Innovation, Inc. and its subsidiaries after the completion of the Merger.
Corporate History and Background
On November 3, 2021 (the “Closing Date”), Aurora Innovation, Inc. (f/k/a Reinvent Technology Partners Y and referred to herein as the “Company”), consummated a business combination with Aurora Innovation Holdings, Inc., a Delaware corporation (f/k/a Aurora Innovation, Inc. and f/k/a Avian U Merger Holdco Corp. and referred to herein as “Legacy Aurora”), and RTPY Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement” and the transactions contemplated thereby, the “Merger”), by and among the Company, Legacy Aurora and Merger Sub. Our Class A common stock and public warrants are listed on Nasdaq under the symbols “AUR” and “AUROW,” respectively. Our Class B common stock is neither listed nor publicly traded.
Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Aurora was effected through the merger of Merger Sub with and into Legacy Aurora, with Legacy Aurora surviving as the surviving company and as a wholly-owned subsidiary of the Company. On the Closing Date, the Company changed its name from Reinvent Technology Partners Y to Aurora Innovation, Inc.
Company Overview
Our mission is to deliver the benefits of self-driving technology safely, quickly, and broadly.
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three of the most prominent leaders in the self-driving space. Led by a team with deep experience, we are developing the Aurora Driver based on what we believe to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst a multitude of vehicle types and applications. To date, we have successfully integrated the Aurora Driver into numerous different vehicle platforms designed to meet its requirements: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating a common driver platform for multiple vehicle types and use cases, the capabilities we develop in one market reinforce and strengthen our competitive advantages in other areas. For example, highway driving capabilities developed for trucking will carry over to highway segments driven by passenger vehicles in ride hailing applications. We believe this is the right approach to bring self-driving to market and will enable us to target and transform multiple massive markets, including trucking, passenger mobility, and local goods delivery.
Beyond the economic opportunity, we believe we have a unique opportunity to have a material positive impact on the lives of millions of people, while also improving business productivity. First and foremost, we are focused on the opportunity to greatly improve road safety. In trucking, we can enable logistics networks to move goods more efficiently, and also help fill the shortage of truck drivers by providing a self-driving option. We will expand access to transportation, improving the lives of the millions of people with a disability in the U.S. who have difficulty traveling outside of the home. And we will give people back their time that can be made more productive and enjoyable.
We intend to launch trucking as our first driverless product, as we believe its massive scale, significant structural need, attractive unit economics, and self-similar operating environment will allow us to rapidly deploy and profitably scale on high-volume, highway-focused routes. Drafting on the revenue and technical capability we expect this trucking product to generate, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility and local goods delivery markets. Today, we operate our self-driving test vehicle fleet in diverse weather and operating environments, across the Bay Area, Pittsburgh and Texas, allowing us to create a more robust self-driving system. We also autonomously haul (under the supervision of vehicle operators) truck freight on behalf of our pilot customers in preparation for driverless commercialization.

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
We have also invested in our next-generation sensing suite, which combines the best of camera, radar, and lidar. This includes developing our Aurora FirstLight Lidar, which uses proprietary frequency modulated continuous wave (“FMCW”) technology that enables long-range sensing, and simultaneous detection of both the position and velocity of objects. We believe that when combined with our industry-leading sensor suite and perception system, this technology uniquely enables safe operation at highway speeds and is unmatched by our competitors’ alternative solutions. We believe this unlocks the global trucking market, as trucks must be capable of operating at up to 65 miles per hour and 80,000 pounds gross vehicle weight, necessitating redundant long-range sensing in order to plan and take action appropriately. High-speed operation is also key to unlocking the full opportunity set across passenger mobility and local goods delivery, where a significant percentage of trips require operation on highways and other high-speed roads.
To bring our product to market at scale, we focus on what we do best – building self-driving technology – and through strategic partnerships work with best-in-class companies to deliver the benefits of our technology broadly. We have strategic partnerships with:
•PACCAR & Volvo, who together represent a significant share of US Class 8 truck sales.
•Toyota, a leading vehicle manufacturer globally.
•Uber, a leading ride hailing company globally.
With these strategic partnerships, each party is making significant investments towards integrating the Aurora Driver into their vehicles and logistics and mobility networks. We believe that partnering with other industry leaders enables us to scale more efficiently, as it allows us to focus on what we do best – developing the Aurora Driver—while our partners handle activities such as vehicle manufacturing, fleet ownership, and operation. We are proud that these industry leaders have selected Aurora as their self-driving partner. During 2022, we operated commercial trucking pilots with FedEx, Werner, Schneider, and Uber Freight in which we regularly and autonomously haul loads under the supervision of vehicle operators, and also explore integrating access to Uber Freight’s digital freight network within our autonomous trucking subscription service. We also announced a strategic collaboration with Ryder Systems to pilot on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale.
We expect to ultimately commercialize the Aurora Driver in a Driver as a Service (“DaaS”) business model, in which we will supply self-driving technology and earn revenue on a fee per mile basis. We do not intend to own nor operate large vehicle fleets ourselves. We will partner with automotive companies, fleet operators, and other third parties to commercialize and support Aurora-powered vehicles. We expect that these strategic partners will support activities such as vehicle manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect the DaaS model to enable an asset-light and high-margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships.
As of December 31, 2022, we have assembled an approximately 1,700-person team, consisting of leading experts in robotics, machine learning, hardware design, software engineering, systems engineering, and safety. We believe that our combined experience and expertise allow us to move faster and more efficiently than our competitors as we make purposeful, foundational technological investments in safe and scalable self-driving technology.

Commercialization & Growth Strategy
We plan to commercialize the Aurora Driver safely, quickly, and broadly. We believe our self-driving technology has a strong value proposition with benefits including:
•improved safety,
•faster, more efficient goods movement,
•more reliable freight supply,
•reduced insurance expenses,
•enhanced energy efficiency,
•increased access to passenger mobility, and
•greater individual productivity.
Trucking
We plan to launch Aurora Horizon, our driverless trucking subscription service, as our first commercial product. We have prioritized this segment as we believe it is an optimal first product for both commercial and technical reasons:
•Commercial. As a critical part of the United States economy, responsible for moving a significant portion of goods, the trucking industry is a large market opportunity. The trucking industry also faces a number of ongoing challenges that the Aurora Driver can help solve. The industry has experienced a persistent driver shortage, resulting in high driver turnover. Growth in e-commerce increases customer expectations for same- or next-day delivery, while service restrictions on driver operating hours create inherent limitations to optimally fast and responsive supply chains. These constraints increase the cost to transport goods and create supply chain inefficiencies. By enabling greater efficiency, autonomous trucks can have a significant positive impact. For these reasons, the US Department of Transportation has stated that autonomous trucking has the potential to be meaningfully additive to US GDP over time. We believe our technology can help solve key pain points of fleet owners by providing a consistent driver supply, the ability to offer fast and efficient transport, and fuel efficiency. In turn, we believe this creates significant demand and willingness to pay for our product. Additionally, the design and road construction of highways is more standardized and defined across the United States interstate highway system than are local roads, and a very significant amount of freight volume is concentrated on major highway corridors. We believe these factors will enable rapid and broad scaling.
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
During 2022, we operated commercial trucking pilots with FedEx, Werner, Schneider, and Uber Freight in which we regularly and autonomously hauled loads under the supervision of vehicle operators, and also explored integrating access to Uber Freight’s digital freight network within our autonomous trucking subscription service. We also announced a strategic collaboration with Ryder Systems to pilot on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale.
We plan to initially launch Aurora Horizon in Texas, which has the largest freight market in the US, a favorable business and regulatory environment, and moderate weather. These characteristics make it an attractive market for our initial driverless launch. From there, we plan to expand to other key freight corridors, which we will prioritize based on commercial, technical, and regulatory considerations.
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
We believe technological advancements in ride-hailing and lower structural costs, enabled by self-driving technology, will expand ride-hailing into more passenger mobility use cases and drive mass adoption, further democratizing access to mobility and increasing the passenger mobility market opportunity for our self-driving technology. We aim to improve the rider experience through the quality, cleanliness, and consistency of the Aurora Driver-powered fleet while also offering more rider control over the in-vehicle experience (e.g. music, climate). Future vehicle platforms may be designed to support specific transportation use cases (e.g. airport trips, commutes, social rides) that further improve the experience offered today.
We plan to launch Aurora Connect following the launch and initial expansion of Aurora Horizon, leveraging our strategic relationships with Toyota and Uber. As we use the same Aurora Driver hardware and software as for trucking, we will leverage capabilities already in use by our trucking product. Our ability to drive safely at high speed will allow us to serve the significant fraction of ride-hailing trips that require high speed on interstates and highways. We expect our growth will consist of commercial expansion within and across cities.
Local Goods Delivery
Our third core market is local goods delivery, which spans several sub-segments, including last-mile parcel and post, prepared food, grocery, and business-to-business (“B2B”) delivery.
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
Expand global footprint
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

Aurora’s Competitive Advantages
Industry leading team
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three leaders in the self-driving space. Chris led the Google self-driving car team and was technology director for Carnegie Mellon when it won the 2007 DARPA Urban Challenge; Sterling developed MIT’s Intelligent CoPilot, then launched Tesla’s Model X and Autopilot; Drew worked for two decades at the intersection of machine learning and robotics across industry and academia at Carnegie Mellon. As of December 31, 2022, Aurora has assembled an approximately 1,700-person team, of whom approximately 1,500 focus on engineering and product. Our company consists of world-leaders in robotics, machine learning, hardware design, software engineering, systems engineering, and safety. Aurora has over 1,300 awarded and pending patents worldwide. In 2021, Aurora acquired and integrated Uber’s self-driving unit, strengthening our team, our technology, and our intellectual property. The acquisition added to the breadth and depth of talent we have to deliver on our mission. We foster a high-performance and mission-driven culture which drives successful execution, and we believe this makes us an employer of choice in our industry.
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
Our Product
The Aurora Driver
We are building the Aurora Driver – the hardware, software, and services to enable safe, cost-efficient, and high-uptime autonomous driving service. The Aurora Driver is based on a common driver platform design that can integrate with vehicles of various makes, models, and classes to serve multiple commercial applications. To date, we have successfully integrated the Aurora Driver across numerous different vehicle platforms.
The Aurora Driver is designed to deliver fully autonomous driving without the need for a human in the vehicle. This is classified as Level 4 – High Automation, with the vehicle capable of performing all driving functions under certain conditions, such as specific road types and weather. This set of conditions is referred to as the system’s “operating domain.” We believe that, because a driver is no longer required inside the vehicle, this level of automation allows for step-change benefits in both safety and efficiency and opens massive commercial opportunities.
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
Driver as a Service Business Model
The Aurora Driver will be delivered as a service via Aurora Horizon, our driverless trucking subscription service, and Aurora Connect, our driverless ride hailing subscription service. We intend to partner with our ecosystem of OEMs, fleet operators, and mobility and logistics services, as well as other third parties, to commercialize and support Aurora-powered vehicles. With our business model, fleet owners will purchase Aurora Driver-powered vehicles from our OEM partners, subscribe to the Aurora Driver, and utilize Aurora-certified fleet service partners to operate autonomous mobility and logistics services. In many instances, the same party may play multiple roles: for example, our OEM partners will in certain cases also provide maintenance services and act as a fleet operator.

By subscribing to the Aurora Driver, our customers will be able to receive access to the following:
1.Aurora Driver hardware and software to enable safe and efficient autonomous operation of the self-driving fleet;
2.Updates to the Aurora Driver, including map and software updates;
3.Access to Aurora Beacon, which will interface with their systems and enable efficient dispatch, deployment, and fleet monitoring;
4.Aurora Beacon support, where trained specialists monitor Aurora Driver-powered vehicles and provide high level input when needed; and
5.Access to Aurora-certified third party services, including maintenance of the Aurora Driver, roadside assistance for the Aurora Driver, and insurance.
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
FirstLight alone provides a number of meaningful performance advantages over traditional lidar sensors. Traditional pulsed lidar is amplitude-modulated (“AM”), which works by emitting brief light pulses at a fixed frequency. The locations of objects are determined based on how long it takes for those laser pulses to bounce off surfaces and return to the sensor. The challenge with AM lidar is that it has limited range, requires multiple measurements to estimate speed, and is susceptible to lidar-to-lidar and solar interference. Aurora’s FirstLight uses frequency-modulated continuous-wave (“FMCW”) lidar technology. This has a number of key advantages, which we believe are critical to unlocking safe operation at highway speeds:
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
1.Focus for Impact. We create space to solve problems that matter. We don’t have time for distractions, so we work with urgency and focus on the work that will accelerate our progress towards our mission and strengthen our company;
2.Operate with Integrity. We do the right thing. We are thoughtful and use good judgment. And, we always keep the best interest of our people and our mission at the forefront of how we work;
3.Celebrate our Diversity. Inviting and including diverse perspectives and experiences make us stronger as a team, and help us better represent the world we live in. We are building a technology and a company to serve all people and all communities;
4.Rise to the Occasion. We’re charting a path that is challenging yet filled with an incredible opportunity to impact generations to come. This is not an easy task, it takes resilience, hard work and dedication. Embracing the hard stuff energizes and inspires us to continue. We rally to deliver on our commitments to our partners and each other;
5.Win together. We are a stronger team when we elevate our unique strengths in service of our common goals. We thrive on open and honest communication to create an environment of mutual accountability, understanding, achievement, and respect;
6.No jerks. We work from the assumption that people are good, fair, and honest and that the intention behind their actions is positive. We are intentional in how we communicate and interact, and we hold each other accountable.
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
As of December 31, 2022, we owned over 1,300 patents and pending applications, including U.S. and foreign. In addition, we have 6 registered U.S. trademarks, 32 registered foreign trademarks and 11 pending trademark applications. Our patents and patent applications cover a broad range of technology relevant to self-driving vehicles.
Material Agreements
PACCAR Strategic Partnership
In January 2021, we entered into a global strategic partnership with PACCAR in preparation for the launch of the Aurora Driver’s first application in trucking. This partnership combines PACCAR’s considerable expertise in heavy-duty truck development, manufacturing, and sales with our deep understanding of autonomous vehicle technology to bring a safe, efficient self-driving product to market quickly and deploy it broadly. This partnership brings PACCAR and Aurora engineering teams together around an accelerated development program to create truly driverless-capable trucks, starting with the Peterbilt 579 and Kenworth T680. PACCAR and Aurora plan to develop a suite of self-driving fleet services, including servicing and maintenance options for the deployment and operation of these trucks at scale over the next several years.
Uber Strategic Partnership
In January 2021, we acquired Uber’s self-driving unit. This acquisition expanded our talent base significantly, and we gained valuable research and technical assets that strengthened and accelerated the first Aurora Driver application for heavy-duty trucks while allowing us to continue and accelerate our work on light-vehicle products.
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
As part of our partnership with Uber, we receive access to Uber data. This allows more efficient development and operation, as we are able to refine our market selection and prioritize our capability roadmap based on real-world data.
Toyota Strategic Collaboration
In February 2021, we announced a long-term, global, and strategic collaboration with Toyota and DENSO, one of the largest global automotive manufacturers and tier-one automotive suppliers, respectively, to build and globally deploy self-driving cars at scale.
As part of this collaboration, our engineering teams are jointly developing and testing driverless-capable vehicles equipped with the Aurora Driver, starting with the Toyota Sienna. As part of this long-term effort, we will be exploring mass production of key autonomous driving components with DENSO and a comprehensive services solution with Toyota for when these vehicles are deployed at scale, including financing, insurance, maintenance, and more. These efforts will lay the foundation for the mass-production, launch, and support of these vehicles with Toyota on ride-hailing networks, including Uber’s.

Volvo Group Strategic Partnership
In March 2021, Volvo selected us as its technology provider to develop and commercialize Level 4 Class 8 trucks in North America. Our first commercial truck with Volvo will be adapted to the requirements of the Aurora Driver. These trucks will combine the best of Volvo’s technology with the Aurora Driver into a compelling and scalable logistics platform.
As Volvo’s official technology partner for US hub-to-hub solutions, the parties will develop an unprecedented autonomous offering with one of the most trusted commercial truck manufacturers in the world. This partnership will be the center of the integration of the Aurora Driver into Volvo’s on-highway trucks and development of industry-leading Transportation as a Service solutions.
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
As vehicles equipped with our sensors are deployed on public roads, we will be subject to legal and regulatory authorities such as the National Highway Traffic Safety Administration (NHTSA), the Federal Motor Carrier Safety Administration (FMCSA), state agencies like Departments of Transportation or Departments of Motor Vehicles, and local transportation departments. As the development of federal and state legal frameworks around autonomous vehicles continue to evolve, we may be subject to additional regulatory schemes. We do not anticipate any near-term federal standards that would impede the foreseeable deployments of our technology. U.S. federal regulations are largely permissive of deployments of higher levels of safe and responsible autonomous functionality.
States, such as Arizona, Florida, Nevada, Pennsylvania, and Texas, continue to attract self-driving companies with a welcoming regulatory climate that provides the predictability necessary to deploy our technology in those communities. Some states, particularly California, institute operational requirements or restrictions for certain autonomous functions. We believe such hurdles will be removed as we work with our government partners to highlight the benefits of self-driving technology. We work closely with state and local elected officials and regulatory bodies to ensure they continue to welcome the testing and deployment of self-driving vehicles on their roads. By working with these officials to develop technology neutral policies that promote a diverse set of highly automated vehicle use cases and create a level playing field for the industry, we believe that Aurora will be able deliver the benefits of self-driving technology safely, quickly, and broadly.
Similar such reporting and regulatory requirements exist or are being developed in foreign markets. For example, markets such as the EU also continue to develop their respective standards to define deployment requirements for higher levels of autonomy. Germany, a leader in the automotive industry, recently approved legislation that would allow for the deployment of self-driving technology without a human driver. Given the intense work in these areas, we expect a workable path forward in the near-term.
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
Corporate Social Responsibility and Sustainability
Achieving our mission—delivering the benefits of self-driving technology safely, quickly, and broadly—is how we aim to make a positive impact in communities. We strive to revolutionize transportation by making roads safer, helping goods to more efficiently reach those who need them, reducing greenhouse gas emissions, providing better services for people who currently have difficulty accessing transportation, and freeing up time during commutes.
Aurora remains deeply committed to the communities in which we have a presence - partnering with educational institutions and community based organizations to educate on the benefits of self-driving technology - investing in programs that address community workforce needs while strengthening the pipeline of diverse talent to fuel key business needs. A key example of these efforts is the novel, widely acknowledged partnership Aurora has facilitated with Pittsburgh Technical College, which now offers an industry-aligned program to prepare technicians for key jobs.
Diversity and Inclusion
We are committed to diversity and inclusion. One of our core values — Celebrate our Diversity — is based on bringing together diverse backgrounds and perspectives. We celebrate the diversity of the people, experiences, and backgrounds that make up Aurora, and we encourage each other to speak up and share perspectives, respectfully and thoughtfully. We are building technology that will benefit all people and all communities, so we strive to foster and embrace diversity throughout our business and our teams to bring us closer to those we serve.
Sustainability
Fostering a sustainable environment is also important to us. Starting in 2019, we offset our estimated annual carbon emissions from our facilities, vehicles and air travel by purchasing carbon credits, and we expect to continue to do this in the future. Longer-term, we believe commercialization of our self-driving technology will contribute to a more sustainable future given the potential to materially reduce fuel consumption and greenhouse gas emissions. We believe that autonomous trucks have the potential to materially reduce fuel consumption and greenhouse gas emissions meaningfully through eco-driving, off-peak deployment, and capping peak speeds.
Employees
As of December 31, 2022, we have approximately 1,700 employees. None of our employees are represented by a labor union, and we consider our employee relations to be in good standing. To date, we have not experienced any work stoppages.
We have built a company culture which is anchored in our values: operating with integrity, focusing for impact, no jerks, celebrating our diversity, rising to the occasion, and winning together. We reinforce our values by aligning our work to company objectives and key results and by providing meaningful and challenging growth opportunities for our employees. We offer a variety of people-focused initiatives, including learning and development, transparent career paths, and a focus on diversity, equity, and inclusion. We offer opportunities for meaningful and fun connections through company events and team-building activities. We celebrate our employees’ achievements through company-wide recognition programs. Alongside these programs, we offer a competitive total rewards package including industry-benchmarked base salaries and a performance-based bonus plan, equity ownership, generous time off, paid parental leave, a 401(k) to help our employees plan for the future, and a wide selection of health and wellness benefits plans for employees and their dependents. We also proactively gather employee feedback through various channels, including surveys and focus groups to ensure changes to our employee experience are meaningful and relevant.

Corporate Information
Our principal executive offices are located at 1654 Smallman St, Pittsburgh, Pennsylvania 15222.
The transfer agent and registrar for our common stock and the warrant agent for our warrants is American Stock Transfer & Trust Company. The transfer agent’s address is 6201 15th Avenue, Brooklyn, New York 11219, and its telephone number is (800) 937-5449.
Available Information
Our website address is www.aurora.tech. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.aurora.tech when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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

Item 1A. Risk Factors.
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
•We may need to defend ourselves against intellectual property rights infringement claims, which may be time-consuming and could cause us to incur substantial costs.
•We could lose the ability to use certain intellectual property rights and technology or materials that we rely upon if the underlying license agreements are terminated or not renewed.
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
•preserving core intellectual property rights, while obtaining intellectual property rights, technology or materials from third parties that may be critical to our R&D activities; and
•continuing to fund and maintain our current technology development activities.
We are an early stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.
We have incurred net losses on an annual basis since our inception. During the twelve months ended December 31, 2022, 2021, and 2020, we incurred net losses of $1,723 million, $755 million, and $214 million, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods (excluding the non-cash goodwill impairment of $1,114 million recognized in the twelve months ended December 31, 2022) as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

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
•develop and protect intellectual property rights; and
•successfully develop new solutions, features, and applications to enhance the experience of partners and end-customers.
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
    We also plan to publicly disclose supplemental information regarding the on-road performance of the Aurora Driver (the “Autonomy Performance Indicator”). There are inherent challenges in calculating this metric. For example, one of the components of this indicator is commercially representative miles driven where the vehicle received human assistance via a vehicle operator intervention or other on-site support, but where it is determined, through internal analysis including simulation, that the support received was not required by the Aurora Driver. There is management judgment involved in using internal analysis to determine whether or not such human assistance was necessary, and third parties may reasonably disagree with positions taken by the Company on such determinations. Further, it is possible that we could conclude that human assistance was not necessary even where the Aurora Driver did not perform correctly and/or in a way that we intended. Additionally, we do not expect the Autonomy Performance Indicator to increase linearly as we approach commercial launch, nor do we anticipate that this indicator will be 100% even at launch, because certain situations (e.g., flat tires) will always require on-site support. If the Autonomy Performance Indicator is not a sufficient or accurate representation of the Aurora Driver’s on-road performance, if investors do not perceive it to be accurate, or it does not convey the level of performance anticipated, our reputation may be significantly harmed, our stock price could decline, and it could materially and adversely affect our business, prospects, financial condition and results of operations.
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
The market for self-driving technology is highly competitive and can be characterized by rapid technological change. Our future success will depend on our ability to develop and commercialize in a sufficiently timely manner in order to maintain competitiveness. Several companies, including, but not limited to, Waymo, GM Cruise, TuSimple, Tesla, Zoox/Amazon, Apple, Motional, Pony.ai, Intel Mobileye, and Embark are investing heavily in building this technology. These companies compete with us directly by offering self-driving technology for the same or similar use cases. If our competitors, including those previously mentioned, broadly commercialize their technology before we do, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us.

Material commercialization of self-driving technology first involves pilot deployments, which we and other competitors are currently performing. Competitors may initiate similar deployments in various different use cases and/or geographies earlier than we will. Several of these competitors have substantially greater financial, marketing, R&D, and other resources. In the event that one or many of these competitors broadly commercializes their technology before we do, our business prospects and financial performance would be adversely impacted.
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
Our success depends, in significant part, on the continued services of our senior management team, which has extensive experience in the self-driving industry. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and could materially and adversely affect our business, financial condition and results of operations. In particular, we are highly dependent on Chris Urmson, our Founder and Chief Executive Officer, who remains deeply involved in all aspects of our business, including product development. If Mr. Urmson ceased to be involved with Aurora, this would adversely affect our business because his loss could make it more difficult to, among other things, compete with other market participants, manage our R&D activities and retain existing partners or cultivate new ones. Negative public perception of, or negative news related to, Mr. Urmson may adversely affect our brand, relationship with partners or standing in the industry.
Our success similarly hinges on the ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including software, hardware, systems engineering, automotive, safety, operations, design, finance, marketing, and support personnel. Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. The significant reduction in the value of our common stock may require us to grant additional or larger individual equity incentive awards in order to prevent employee departures and to attract new personnel. The issuance of additional shares upon settlement or exercise of those awards would result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market, and may have a negative impact on our stock price.

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
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. Additional funding may be more difficult to obtain, or may be more expensive, as a result of increases in inflation and interest rates in the U.S. economy generally. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities, or substantially change our corporate structure, which could have an adverse impact on our business and financial prospects.
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
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the COVID-19 pandemic and its aftermath, could materially and adversely affect our business, financial condition and results of operations. The COVID-19 pandemic and its aftermath may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. We further note we have several offices located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war, including the ongoing geopolitical tensions related to Russia’s actions in Ukraine, could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.
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
We currently rely on Amazon Web Services (“AWS”) to host our technology and support our technology development. The availability and effectiveness of our services depend on the continued operation of AWS, information technology, and communications systems. Our systems will be vulnerable to damage, interruption or any other compromise as the result of, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, ransomware, and other malicious code, denial or degradation of service attacks, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We utilize reputable third-party service providers or vendors for a substantial portion of our data and source code, and these providers could also be vulnerable to harms similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand the usage of our platform. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our business.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and partners and end-customers data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
We are at risk for interruptions, outages and breaches of, and cyber events and other incidents impacting: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software; or confidential, proprietary, and other data, including partners’ or end-customers’ or driver data, that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information, technology or materials; compromise certain information of partners, end-customers, employees, suppliers, drivers or others, and lead to the loss or unavailability of, unauthorized access or damage to, or inappropriate access to, or use, disclosure or otherwise processing of, confidential information and other data we maintain or otherwise process or that is maintained or otherwise processed on our behalf; jeopardize the security of our facilities; or affect the performance of in-product technology. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, distributed denial of service attacks, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time, and we may face difficulties and delays in identifying, responding to, and otherwise addressing security breaches and incidents. Since the COVID-19 pandemic, more of our and our service providers’ personnel are working remotely, which increases the risks of security breaches and cyberattacks. Although we maintain and continue to develop information technology measures designed to protect us against intellectual property, technology, and materials theft, data breaches and other cyber incidents, including a formal incident response plan, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property rights and proprietary or competitively sensitive information, technology or materials, or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Further, we utilize reputable third-party service providers or vendors for a substantial portion of our data and source code. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our intellectual property rights and proprietary or competitively sensitive information, technology or materials could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory inquiries, investigations, and other proceedings, or claims, demands, or other litigation, and otherwise create material costs and liabilities, any of which could materially and adversely affect our business, financial condition and results of operations. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident, and any cyber incident may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could materially and adversely affect our business, financial condition and results of operations.

Unauthorized control or manipulation of systems in autonomous vehicles may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products and harm our business.
There have been reports of traditional, non-autonomous vehicles being “hacked” to grant access to and operation of those vehicles to unauthorized persons. Aurora-powered vehicles contain complex IT systems and are designed with built-in data connectivity. We are implementing security measures intended to prevent unauthorized access to the information technology networks and systems installed in our vehicles. However, hackers or unauthorized third parties may attempt to gain unauthorized access to modify, alter, and use such networks and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to access data stored in or generated by our products. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, there can be no assurance that we will be able to anticipate, or implement adequate measures to protect against, these attacks. Any such security incidents could result in unexpected control of or changes to the vehicles’ functionality and safe operation and any such incidents, or the reporting or perception that they have occurred, could result in legal claims or proceedings, regulatory inquiries, investigations, and other proceedings, and negative publicity and harm to our reputation, which would negatively affect our brand and harm our business, prospects, financial condition, and operating results. Additionally, any similar incidents suffered by our competitors or other companies in the self-driving vehicle ecosystem, or the reporting or perception of them having occurred, may also result in negative publicity and concerns about the security of self-driving technology, which could negatively affect our brand and harm our business, prospects, financial condition, and operating results.
Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, or may operate, may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, which went into effect January 1, 2023, both of which provide for potentially material penalties for non-compliance. Numerous other jurisdictions have proposed or enacted legislation addressing these matters, including state laws similar to the California Consumer Privacy Act that have taken, or will take, effect in 2023. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. These laws and regulations are evolving rapidly, with new laws and regulations proposed and enacted frequently in various jurisdictions. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our partners choose to proactively provide such information to us, our products may evolve both to address potential partner requirements or to add new features and functionality that may change our obligations under existing or future laws, regulations, contractual obligations or other actual or asserted obligations to which we are or may become subject, including industry standards. Therefore, the full impact of these regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
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

We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these regimes are evolving, uncertain and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and end-customer demands further develop, and these updates or enhancements may require implementation costs, including costs to modify our practices with respect to data storage, data use, and other aspects of data processing, and we may face allegations that laws, regulations, or other actual or asserted obligations are consistent with our practices or the features of our solutions. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory, partner or end-customer-driven privacy, data protection, and information security obligations that apply, or are argued to apply, to us, or to prevent or mitigate security breaches or incidents, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss or unavailability of or an inability to use or process proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract partners and end-customers. Such events may result in governmental enforcement inquiries, investigations, and other proceedings and actions, private claims, demands, and litigation, fines and penalties or adverse publicity, and could cause partners and end-customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
Included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”) with price-based vesting criteria.
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
Unanticipated changes in effective tax rates, adverse outcomes resulting from examination of our income, changes in tax laws or regulations, changes in our ability to utilize our net operating losses, or other tax-related changes could materially and adversely affect our business, prospects, financial condition and results of operations.
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
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2022, we had estimated U.S. federal and state net operating loss carryforwards of $1,166 million and $1,116 million, respectively. Our U.S. federal and state net operating loss carryforwards subject to expiration will begin to expire in 2036 and 2029, respectively. In general, we may potentially use these net operating losses to offset taxable income for U.S. federal and state income tax purposes. Furthermore, U.S. federal net operating losses arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.

In addition to the potential net operating loss carryforward limitations previously note above, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use these or our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
Recent changes and currently proposed changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
As previously noted above, we are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. In addition, potential changes in tax laws, as well as other factors, could cause us to experience fluctuations in our future tax obligations and effective tax rates and otherwise adversely affect our future tax positions and/or our future tax liabilities. For example, in August of 2022 the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our future effective tax rate and our operating results. There can be no assurance that our future effective tax rates or tax payments will not be adversely affected by these or other developments or changes in law.
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
While we plan to obtain components from multiple sources whenever desirable, some of the components used in our hardware and technology will be purchased from a single supplier. We refer to these component suppliers as our single source suppliers. These components are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay commercialization of our products to users. For example, the Aurora Driver relies on single source suppliers for several components including GPU microchips which we use for machine learning inference, vehicle gateway electronic control units, and automotive radar sensors. Supply of these components world-wide may be adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia’s actions in Ukraine and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times.
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
We are subject to governmental export and import control laws and regulations and trade and economic sanctions. Our failure to comply with these laws and regulations could materially and adversely affect our business, prospects, financial condition and results of operations.
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls as well as similar controls established in the countries in which we do business. Export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers. Additionally, any allegations of non-compliance with sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, prosecution, enforcement actions, fines, damages, severe administrative, civil and criminal sanctions, loss of export privileges, collateral consequences, remedial measures, suspension or debarment from government contracts and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and results of operations and also our reputation.
For example, the U.S. government recently announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. It is possible that the Chinese government will retaliate in ways that could impact our business. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end customers’ ability to implement our products in those countries. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products and solutions to, existing or potential end customers with international operations or create delays in the introduction of our products and solutions into international markets. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions could adversely affect our business, financial condition, results of operations and prospects.

We may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and consolidated financial position.
We may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and partners, intellectual property rights infringement or misappropriation claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of disputes could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these proceedings raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material and adverse impact on our business, financial condition or results of operations or that our established reserves or our available insurance will mitigate this impact.
Changes to global political, regulatory and economic conditions or foreign laws and policies, or interpretation of existing foreign laws and policies, could materially and adversely affect our business, prospects, financial condition and results of operations.
Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, research, manufacturing, development, technology, and investment in the territories or countries where we currently purchase our components, sell our products or conduct our business could adversely affect our business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. Additionally, certain existing and future foreign political, regulatory and economic conditions, such as ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions, may make it impractical or impossible to launch in certain markets, may delay our launch in certain markets, or may impose onerous conditions to launch in such markets (e.g., requiring a local partner and/or the disclosure of proprietary or competitively sensitive information, technology or materials). It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could materially and adversely affect our business, financial condition and results of operations.
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
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and results of operations and also our reputation.
We are subject to anti-corruption and anti-bribery laws and anti-money laundering and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires publicly listed companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act 2010 and other anti-corruption laws also prohibit non-governmental “commercial” bribery and soliciting or accepting bribes. We sometimes leverage third parties to conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. Our policies and procedures that are designed to ensure compliance with these laws and regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible. As we increase our international conduct of business, our risks under these laws may increase.
Any allegations or non-compliance with anti-corruption and anti-bribery laws or anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, prosecution, enforcement actions, fines, damages, severe administrative, civil and criminal sanctions, loss of export privileges, collateral consequences, remedial measures, and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and results of operations and also our reputation. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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
Risks Related to Our Intellectual Property Rights
Despite the actions we are taking to defend and protect our intellectual property rights and other proprietary interests, we may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.
The success of our products and our business depends in part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other international jurisdictions. We rely on a combination of copyright, patent, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection.
We cannot assure you that any patents will be issued with respect to our currently pending patent applications or that any trademarks will be registered with respect to our currently pending applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents issued to us or any trademarks registered by us will not be challenged, invalidated or circumvented. We have filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently-issued and applied-for patent and trademark registrations and applications, and any future patents and trademarks that may be issued, registered or applied for, as applicable, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We also cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to us or infringe our intellectual property rights.

The protection against unauthorized use of our intellectual property rights, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patents are foundational in the area of self-driving technology. Unauthorized parties may attempt to copy or reverse engineer our technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.
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
Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property rights infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property rights or other proprietary rights or claims against us or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products are available, and competitors based in other countries may sell infringing products in one or more markets where our intellectual property rights are difficult to enforce or afforded less protection. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could materially and adversely affect our business, prospects, financial condition and results of operations.
Third-party claims that we are infringing intellectual property rights, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.
Although we hold key patents related to our products, a number of companies, both within and outside of the self-driving vehicle industry, hold other patents covering aspects of self-driving technology. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. In recent years, there has been significant litigation globally involving patents and other intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property rights holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market, expand to new use cases and face increasing competition. We are also party to certain agreements that may limit our trademark rights in certain jurisdictions; while we believe these agreements are unlikely to have a significant impact on our business as currently conducted, our ability to use our existing trademarks in new business lines in the future may be limited. In addition, parties may claim that the names and branding of our products infringe their trademark rights in certain countries or territories. Although we intend to vigorously defend our intellectual property rights, if such a claim were to prevail, we may have to change the names and branding of our products in the affected territories and we could incur other costs.
We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our partners, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. We do not carry insurance to cover intellectual property rights infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our partners, may deter future partners from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a partner and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property rights infringement claims in any subsequent litigation in which we are a named party. Any of these results could materially and adversely affect our business, financial condition and results of operations.

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
We may need to defend ourselves against intellectual property rights infringement claims, which may be time-consuming and could cause us to incur substantial costs.
Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to self-driving technology (including sensors, hardware and software for self-driving vehicles) or other related technology may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling, incorporating or using products that incorporate or use the challenged intellectual property rights;
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
We also hold licenses to intellectual property rights from third parties, including inbound licenses provided in connection with commercial and other arrangements, and we may face claims that our exercises of these intellectual property rights infringe the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.
We rely on licenses from third parties for intellectual property rights that are critical to our business, and we would lose the rights to such intellectual property rights if those agreements were terminated or not renewed.
We expect that the long-term contracts and commercial arrangements that we have and intend to enter into with partners may include licenses. We rely on these licenses from our partners for certain intellectual property rights that are or may become critical to our business. Termination of our current or future partner agreements could cause us to have to negotiate new or amended agreements with less favorable terms or cause us to lose our rights under the original agreements.
In the case of a loss of intellectual property rights relating to technology used in our systems, we may not be able to continue to manufacture certain components for our product or for our operations or may experience disruption to our manufacturing processes as we test and re-qualify any potential replacement technology. Even if we retain the licenses, the licenses may not be exclusive with respect to such component design or technologies, which could aid our competitors and have a negative impact on our business.

Our intellectual property rights applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
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
We rely on technical measures and contractual measures to protect proprietary or competitively sensitive information, technology or materials (such as trade secrets, know-how and confidential information) that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by limiting its disclosure and, when disclosed, by entering into confidentiality agreements, or consulting services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Trade secrets or confidential information may also be willfully or unintentionally disclosed, including by employees, who may leave our company and join our competitors. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property rights or other technology or materials owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.
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
We have incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company than we did as a private company. The Securities Exchange Act of 1934, as amended (the “Exchange Act”), Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities Aurora has not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the day we are deemed to be a large accelerated filer, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) December 31, 2026. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Subject to certain exceptions, the Sponsor and certain parties who held stock and/or equity awards in Legacy Aurora prior to the Merger (the “Lock-Up Parties”) are contractually restricted from selling or transferring any of their shares of Aurora common stock (the “Lock-up Shares”) for certain periods of time. Under the Lockup Agreements we entered into in connection with the Merger (the “Lockup Agreements”), such lock-up restrictions began at the closing of the Merger (the “Closing”) and end in tranches of 25% of the Lock-Up Parties’ Lock-up Shares at each of (i) November 3, 2022, (ii) November 3, 2023, (iii) November 3, 2024 and (iv) November 3, 2025. Notwithstanding the foregoing, (i) each of Mr. Urmson, Mr. Anderson and Mr. Bagnell (collectively, the “Aurora Founders”) may sell Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement entered into in connection with the Merger) up to an amount of $25 million each and (ii) if, after Closing, Aurora completes a transaction that results in a change of control, the Lock-Up Parties’ Lock-up Shares are released from restriction immediately prior to such change of control. Under the Sponsor Agreement dated July 14, 2021, the Sponsor’s Lock-up Shares are subject to the same releases as the Lock-Up Parties’ Lock-up Shares, except the Sponsor’s Lock-up Shares do not contain the right to sell Registrable Securities held by the Aurora Founders, as described in the previous sentence.
Once such securities are released from lock-up restrictions, the applicable stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
The stock markets, including Nasdaq on which we list our shares of Class A common stock, have from time to time experienced significant price and volume fluctuations. The market price of our Class A common stock may be volatile and could decline significantly. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares at an attractive price (or at all). The market price of our Class A common stock could fluctuate widely or decline significantly in the future in response to a number of factors. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•actual or anticipated differences in our estimates, the estimates of analysts, or changes in the market’s expectations for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•the volume of shares of our Class A common stock available for public sale;

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
•general economic and political conditions such as recessions, interest rates, fuel prices, and international currency fluctuations; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine), acts of terrorism or responses to these events.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for stocks of other companies which investors perceive to be similar to ours could materially and adversely affect our business, prospects, financial condition and results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent 49.1% of the voting control of the Company as of December 31, 2022. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
As of December 31, 2022, we had warrants to purchase an aggregate of 21 million shares of our Class A common stock outstanding, comprising 12 million public warrants and 9 million private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
There is no guarantee that the warrants will become in the money prior to their expiration on November 3, 2026, and as such, the warrants may expire worthless.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we lease approximately 590,000 square feet of office and industrial space pursuant to leases that expire between 2023 and 2035. Our Pittsburgh facilities contain research and development and general and administrative functions. We lease a test track facility in Pittsburgh of approximately 42 acres pursuant to a lease that expires in 2024. We lease approximately 111,000 square feet of office and industrial space in Mountain View, California. We lease other office and industrial facilities in San Francisco, California; Bozeman, Montana; Dallas/Fort Worth, Texas; El Paso, Texas; Houston, Texas; Seattle, Washington; Livonia, Michigan and Louisville, Colorado.
We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is listed on Nasdaq under the symbol “AUR” and our warrants to purchase shares of Class A common stock are listed on Nasdaq under the symbol “AUROW”. Our Class B common stock is neither listed nor traded.
Dividend Policy
We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness that we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.
Holders
As of February 10, 2023 there were 101 holders of record of our Class A common stock and 25 holders of record of our Class B common stock. The number of Class A common stock beneficial owners is substantially greater than the number of holders of record due to holders who are beneficial owners but whose shares are held in “street name” by banks, brokers and other nominees. There is currently no established public trading market for our Class B common stock.
As of February 10, 2023, there were 2 holders of record of warrants exercisable for shares of Class A common stock at a price of $11.50 per share.
Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Offerings
None.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from May 10, 2021, the day on which our Class A common stock commenced trading on Nasdaq (which, prior to our domestication to a Delaware corporation in connection with the Merger, were referred to Class A ordinary shares), through December 31, 2022 with (ii) the cumulative total return of the S&P 500 Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 10, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 10, 2021 of $100 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Aurora should be read together with Aurora’s Consolidated Financial Statements, included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of Aurora’s control and actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” of this Annual Report and under the heading “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report.
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
Aurora’s Business
Aurora is developing the Aurora Driver based on what it believes to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst vehicle types and applications. To date, it has been successfully integrated into numerous different vehicle platforms: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating one driver system for multiple vehicle types and use cases, Aurora’s capabilities in one market reinforce and strengthen its competitive advantages in others. For example, highway driving capabilities developed for trucking will carry to highway segments driven by passenger vehicles in ride hailing applications. We believe this approach will enable us to target and transform multiple massive markets, including trucking, passenger mobility, and local goods delivery market.
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
We plan to first launch Aurora Horizon, our driverless trucking subscription service, as we believe that is where we can make the largest impact the fastest, given the massive industry demand, attractive unit economics, and the ability to deploy on high volume highway-focused routes. Future success will be dependent on our ability to execute against our product roadmap to launch Aurora Horizon. From there, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility market with Aurora Connect, our driverless ride hailing subscription service, and in the longer-term the local goods delivery market.

Significant Events and Transactions
The Merger
On November 3, 2021, the Company consummated a business combination with Legacy Aurora pursuant to the terms of the Merger Agreement.
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Legacy Aurora was treated as the acquirer while the Company was treated as the acquired company for financial statement reporting purposes. The Merger provided an increase in cash and cash equivalents of $1,134 million including $1,000 million in proceeds from the private investment in public equity (“PIPE”) transaction that was consummated with the Merger. Transaction costs incurred by both parties to the Merger totaled $88 million.
As a result of the Merger, we became the successor to a SEC-registered and Nasdaq-listed company which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
ATG Business Combination
On January 19, 2021, Aurora acquired 100% of the voting interests of ATG, the self-driving technology division of Uber. The acquisition date fair value of the consideration transferred was $1,916 million, which consisted of both preferred and common stock issued to the shareholders of ATG. Aurora accounted for the acquisition as a business combination and recognized the assets acquired and liabilities assumed at fair value on the date of acquisition. The excess of purchase consideration over the fair value of the assets acquired was recorded as goodwill.
Global Economic Conditions
The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. Additionally, changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates. Our operating results could be materially impacted by these changes and other changes in the overall macroeconomic environment and other economic factors.
Worldwide economic conditions remain uncertain, particularly due to the effects of the COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

Results of Operations
Comparison of the Twelve Months Ended December 31, 2022 to the Twelve Months Ended December 31, 2021

	Twelve Months Ended December 31,		$ Change	% Change
(in millions, except for percentages)	2022	2021
Collaboration revenue	$68	$82	$(14)	(17)%
Operating expenses:
Research and development	677	697	(20)	(3)%
Selling, general and administrative	129	116	13	11%
Goodwill impairment	1,114	—	1,114	n/m(1)
Total operating expenses	1,920	813	1,107	136%
Loss from operations	(1,852)	(731)	(1,121)	153%
Other income (expense):
Change in fair value of derivative liabilities	114	(20)	134	(670)%
Other income (expense), net	15	(9)	24	(267)%
Loss before income taxes	(1,723)	(760)	(963)	127%
Income tax benefit	—	(5)	5	n/m(1)
Net loss	$(1,723)	$(755)	$(968)	128%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue decreased by $14 million, or 17%, to $68 million in the twelve months ended December 31, 2022 from $82 million in the twelve months ended December 31, 2021 due to lower hours incurred under the collaboration project plan with Toyota Motor Corporation. Through December 31, 2022, the Company has recognized all $150 million of collaboration revenue provided under the collaboration project plan.
Operating expenses
Research and development decreased by $20 million, or 3%, to $677 million in the twelve months ended December 31, 2022 from $697 million in the twelve months ended December 31, 2021, primarily driven by a decrease in stock-based compensation and severance expense, partially offset by an increase in payroll costs and hardware developments costs.
Selling, general and administrative increased by $13 million, or 11%, to $129 million in the twelve months ended December 31, 2022 from $116 million in the twelve months ended December 31, 2021, primarily driven by an increase in payroll, stock-based compensation and insurance costs, partially offset by a decrease in professional services costs.
The Company recognized a goodwill impairment of $1,114 million during the twelve months ended December 31, 2022 as a result of goodwill impairment assessments performed due to significant declines in the market price of the Company’s Class A common stock and its market capitalization during the second and fourth quarters.
Other income (expense)
The change in fair value of derivative liabilities resulted in a gain of $114 million in the twelve months ended December 31, 2022 from a loss of $20 million in the twelve months ended December 31, 2021 primarily due to the change in the market price for the underlying instrument.
Other income, net was $15 million in the twelve months ended December 31, 2022, primarily due to interest income earned on short-term investments. Other expense, net was $9 million in the twelve months ended December 31, 2021, primarily due to transaction costs and losses on the disposal of IT equipment.
Income tax benefit
An income tax benefit was recognized in the twelve months ended December 31, 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.

Comparison of the Twelve Months Ended December 31, 2021 to the Twelve Months Ended December 31, 2020

	Twelve Months Ended December 31,		$ Change	% Change
(in millions, except for percentages)	2021	2020
Collaboration revenue	$82	$—	$82	n/m(1)
Operating expenses:
Research and development	697	179	518	289%
Selling, general and administrative	116	39	77	197%
Goodwill impairment	—	—	—	n/m(1)
Total operating expenses	813	218	595	273%
Loss from operations	(731)	(218)	(513)	235%
Other income (expense):
Change in fair value of derivative liabilities	(20)	—	(20)	n/m(1)
Other income (expense), net	(9)	4	(13)	n/m(1)
Loss before income taxes	(760)	(214)	(546)	255%
Income tax benefit	(5)	—	(5)	n/m(1)
Net loss	$(755)	$(214)	$(541)	253%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue increased by $82 million in the twelve months ended December 31, 2021 due to hours incurred under the collaboration project plan with Toyota Motor Corporation.
Operating expenses
Research and development increased by $518 million, or 289%, to $697 million in the twelve months ended December 31, 2021 from $179 million in the twelve months ended December 31, 2020, primarily driven by an increase in payroll costs, stock-based compensation and other software and hardware developments costs.
Selling, general and administrative increased by $77 million, or 197%, to $116 million in the twelve months ended December 31, 2021 from $39 million in the twelve months ended December 31, 2020, primarily driven by an increase in payroll and professional services costs.
Other income (expense), net
The change in fair value of derivative liabilities resulted in a loss of $20 million in the twelve months ended December 31, 2021 primarily due to the change in the market price for the underlying instrument.
Other expense, net was $9 million in the twelve months ended December 31, 2021, primarily due to transaction costs and losses on the disposal of IT equipment. Other income, net was $4 million in the twelve months ended December 31, 2020, primarily related to interest income earned on short-term investments.
Income tax benefit
An income tax benefit was recognized in the twelve months ended December 31, 2021 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.

Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were $262 million of cash and cash equivalents and $839 million of short-term investments, exclusive of restricted cash of $15 million. Cash and cash equivalents primarily consist of money market funds and U.S. Treasury securities. Short-term investments consist of U.S. Treasury securities.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(508)	$(564)	$(192)
Net cash (used in) provided by investing activities	(852)	250	343
Net cash provided by financing activities	11	1,540	2
Net (decrease) increase	(1,349)	1,226	153
Cash, cash equivalents, and restricted cash at beginning of the period	1,626	400	247
Cash, cash equivalents, and restricted cash at end of the period	$277	$1,626	$400
Cash Flows Used in Operating Activities
Net cash used in operating activities was $508 million for the twelve months ended December 31, 2022, a decrease of $56 million from $564 million for the twelve months ended December 31, 2021. The change in operating cash flows was primarily due to an increase of cash received under the collaboration project plan with Toyota Motor Corporation and a decrease of professional expenses and other expenses paid in connection with the acquisition of ATG which did not recur during the most recent period partially offset by increased incentive compensation payments.
Net cash used in operating activities for the twelve months ended December 31, 2021 increased $372 million from $192 million for the twelve months ended December 31, 2020 primarily due to increased payroll costs due to an increased headcount resulting from acquisitions.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities increased by $1,102 million in the twelve months ended December 31, 2022 from the twelve months ended December 31, 2021, primarily due to the net purchases of short-term investments of $837 million, and the comparative period including $294 million in net cash acquired through the acquisitions of businesses.
Net cash provided by investing activities for the twelve months ended December 31, 2021 decreased by $93 million from $343 million for the twelve months ended December 31, 2020 primarily due net maturities of short-term investments in the comparative period, partially offset by net cash acquired through the acquisitions of businesses.
Cash used for purchases of property and equipment were $15 million, $48 million and $7 million in the twelve months ended December 31, 2022, 2021 and 2020, respectively.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities in the twelve months ended December 31, 2021 included net proceeds from the Merger of $1,134 million and net proceeds from the issuance of Series U-2 preferred stock of $398 million.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the twelve months ended December 31, 2022, 2021 and 2020.
The Company has entered into a contract for cloud hosting services under which non-cancelable future minimum payments as of December 31, 2022 are: $61 million for 2023, $61 million for 2024, $64 million for 2025, and $38 million for 2026. Commitments under operating lease contracts are detailed within Note 10 – Leases to our consolidated financial statements included elsewhere in this Annual Report.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and operating and other expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.
Business Combinations
We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the net assets acquired is recorded as goodwill. Such fair values require significant estimates and assumptions, especially with respect to the valuation of acquired intangible assets. Significant estimates and assumptions utilized in the valuation of certain intangible assets include, but are not limited to, estimated replacement cost, profit margin, opportunity cost, useful lives, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all necessary information is received, and is not to exceed one year from the acquisition date.
Valuation of Goodwill
Goodwill represents the excess purchase consideration of acquired businesses over the estimated fair value of the net assets acquired. Goodwill is not amortized but is evaluated for impairment annually on December 31, or whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over its implied fair value.
During the second and fourth quarters of 2022, the market price of the Company’s Class A common stock and its market capitalization declined significantly. As a result, the Company determined that triggering events had occurred and goodwill impairment assessments were performed.
The Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results of the goodwill impairment assessment, the Company recognized a $1,114 million goodwill impairment during the twelve months ended December 31, 2022.
Valuation of Derivative Liabilities
The Company accounts for shares held by Reinvent Sponsor Y LLC (the “Sponsor”) not forfeited under the terms of the Merger Agreement and subject to price based vesting terms (the “Earnout Shares”) as a derivative liabilities. The liability is measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis with any changes in fair value reflected in the statement of operations until the vesting conditions are met or the shares expire.
The Monte Carlo simulation analysis is dependent upon management estimates and assumptions, primarily related to expected volatility and risk-free interest rates. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument.

Recently Adopted and Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aurora Innovation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aurora Innovation, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Santa Clara, California
February 21, 2023

Aurora Innovation, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$262	$1,610
Short-term investments	839	—
Other current assets	17	67
Total current assets	1,118	1,677
Property and equipment, net	91	94
Operating lease right-of-use assets	138	151
Acquisition related intangible assets	618	617
Goodwill	—	1,114
Other assets	36	37
Total assets	$2,001	$3,690
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$13	$12
Other current liabilities	70	79
Total current liabilities	83	91
Operating lease liabilities, long-term	123	135
Derivative liabilities	4	$118
Other liabilities	7	4
Total liabilities	217	348
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,166 and 1,123 shares issued and outstanding, respectively	—	—
Additional paid-in capital	4,600	4,433
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(2,814)	(1,091)
Total stockholders’ equity	1,784	3,342
Total liabilities and stockholders’ equity	$2,001	$3,690
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Twelve Months Ended December 31,
	2022	2021	2020
Collaboration revenue	$68	$82	$—
Operating expenses:
Research and development	677	697	179
Selling, general and administrative	129	116	39
Goodwill impairment	1,114	—	—
Total operating expenses	1,920	813	218
Loss from operations	(1,852)	(731)	(218)
Other income (expense):
Change in fair value of derivative liabilities	114	(20)	—
Other income (expense), net	15	(9)	4
Loss before income taxes	(1,723)	(760)	(214)
Income tax benefit	—	(5)	—
Net loss	$(1,723)	$(755)	$(214)

Basic and diluted net loss per share	$(1.51)	$(1.22)	$(0.79)
Basic and diluted weighted-average shares outstanding	1,143	621	271
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Comprehensive Loss
(in millions)

	Twelve Months Ended December 31,
	2022	2021	2020
Net loss	$(1,723)	$(755)	$(214)
Other comprehensive loss:
Unrealized loss on investments	(2)	—	—
Other comprehensive loss	(2)	—	—
Comprehensive loss	$(1,725)	$(755)	$(214)
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in millions, except per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	290	$764	264	$—	$39	$—	$(122)	$(83)
Repurchase of Series B redeemable convertible preferred stock at $4.26 per share	—	(1)	—	—	—	—	—	—
Equity issued under incentive compensation plans	—	—	15	—	3	—	—	3
Stock-based compensation	—	—	—	—	17	—	—	17
Comprehensive loss	—	—	—	—	—	—	(214)	(214)
Balance as of December 31, 2020	290	763	279	—	59	—	(336)	(277)
Issuance of Series U-1 redeemable convertible preferred stock at $9.06 per share for acquisitions	110	1,000	—	—	—	—	—	—
Issuance of Series U-2 redeemable convertible preferred stock at $9.06 per share, net of issuance costs of $2	45	398	—	—	—	—	—	—
Equity issued for acquisitions	—	—	258	—	946	—	—	946
Conversion of redeemable convertible preferred stock into common stock with the Merger	(445)	(2,161)	445	—	2,161	—	—	2,161
Issuance of common stock upon the Merger, net of issuance costs	—	—	129	—	1,041	—	—	1,041
Equity issued under incentive compensation plans	—	—	12	—	4	—	—	4
Stock-based compensation	—	—	—	—	222	—	—	222
Comprehensive loss	—	—	—	—	—	—	(755)	(755)
Balance as of December 31, 2021	—	—	1,123	—	4,433	—	(1,091)	3,342
Equity issued under incentive compensation plans	—	—	43	—	11	—	—	11
Stock-based compensation	—	—	—	—	156	—	—	156
Comprehensive loss	—	—	—	—	—	(2)	(1,723)	(1,725)
Balance as of December 31, 2022	—	$—	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(1,723)	$(755)	$(214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	16	3
Reduction in the carrying amount of right-of-use assets	28	25	14
Stock-based compensation	156	220	17
Goodwill impairment	1,114	—	—
Change in fair value of derivative liabilities	(114)	20	—
Non-cash severance	—	8	—
Change in deferred tax asset valuation allowance	—	(5)	—
Other operating activities	(3)	12	—
Changes in operating assets and liabilities:
Other current and non-current assets	47	(48)	(26)
Operating lease liabilities	(25)	(21)	(2)
Other current and non-current liabilities	(10)	(36)	16
Net cash used in operating activities	(508)	(564)	(192)
Cash flows from investing activities
Purchases of property and equipment	(15)	(48)	(7)
Net cash acquired in acquisitions	—	294	—
Purchases of short-term investments	(1,610)	—	(120)
Maturities of short-term investments	773	—	470
Other investing activities	—	4	—
Net cash (used in) provided by investing activities	(852)	250	343
Cash flows from financing activities
Proceeds from issuance of common stock	13	8	3
Proceeds from issuance of Series U-2 preferred stock, net	—	398	—
Proceeds from the Merger, net of transaction costs	—	1,134	—
Other financing activities	(2)	—	(1)
Net cash provided by financing activities	11	1,540	2
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,349)	1,226	153
Cash, cash equivalents, and restricted cash at beginning of the period	1,626	400	247
Cash, cash equivalents, and restricted cash at end of the period	$277	$1,626	$400
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Notes to the Consolidated Financial Statements
Note 1. Overview of the Organization
Aurora Innovation, Inc. (the “Company” or “Aurora”) is headquartered in Pittsburgh, Pennsylvania and its mission is to deliver the benefits of self-driving technology safely, quickly, and broadly. The Company is developing the Aurora Driver, an advanced and scalable suite of self-driving hardware, software and data services designed as a platform to adapt and interoperate amongst vehicle types and applications.
The Company was initially incorporated as a Cayman Islands exempted company on October 2, 2020 and was formerly known as Reinvent Technology Partners Y (“RTPY”).
On November 3, 2021 (the “Closing Date”), the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, domesticated as a Delaware corporation, and changed its name to Aurora Innovation, Inc. As contemplated by the Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement”), Aurora consummated a business combination (the “Merger”) whereby RTPY Merger Sub, Inc., a direct subsidiary of the Company, merged with and into Aurora Innovation Holdings, Inc., a Delaware corporation (f/k/a Aurora Innovation, Inc. and referred to herein as “Legacy Aurora”). Refer to Note 3 – Acquisitions for additional details regarding the Merger.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany balances and transactions between the Company and its controlled subsidiaries have been eliminated.
The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.
The Merger was accounted for as a reverse recapitalization and operations and cash flows presented prior to the Closing Date represent those of Legacy Aurora and its consolidated subsidiaries (see Note 3 – Acquisitions).
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are deposits and highly liquid investments that are readily convertible to known amounts of cash and are subject to insignificant risk of change include due to interest rate, quoted price, or penalty of withdrawal. U.S. Treasury securities with a maturity, when purchased, of 90 days or less are considered to be cash equivalents.
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal, typically due to the Company’s operating lease agreements. Due to these restrictions, the Company has presented restricted cash separately from cash and cash equivalents on the balance sheet.
Short-term Investments
The Company’s short-term investments in U.S. Treasury securities have been classified and accounted for as available-for-sale. The Company measures short-term investments at fair value on a recurring basis based on quoted market prices, and unrealized gains and losses, net of taxes, are included in other comprehensive loss. Upon sale, realized gains and losses are recognized in other income (expense), net on the statements of operations. No impairment losses have been recognized on short-term investments in the periods presented.
The Company’s short-term investments in U.S. Treasury securities with a maturity, when purchased, of 90 days or less are considered highly liquid investments and are reported as cash equivalents.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, management uses a fair value hierarchy, which prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are set forth below:
Level 1:     Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2:     Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly for the full term of the assets or liabilities.
Level 3: Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
Our primary financial instruments include cash, cash equivalents, restricted cash, short-term investments, accounts payable, accrued liabilities, and derivative liabilities. For the financial instruments not measured at fair value on a recurring basis, their estimated fair value approximates their carrying value due to the short-term maturities of these instruments.
Property and Equipment, Net
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives, which is twenty years for buildings; the shorter of the lease term and the estimated useful life (up to seven years) for leasehold improvements; and over three to five years for all other asset categories.
Leases
The Company determines whether a contract contains a lease at inception. The Company leases real estate and equipment which have been recognized as operating leases, except for those leases with a lease term of 12 months or less which are recognized as short-term leases and expensed on a straight-line basis.
Variable lease payments that do not depend on an index or rate are not included in the initial measurement of operating lease liabilities. Certain lease contracts include non-lease components, such as operations and maintenance. The Company combines and accounts for lease and these non-lease components as a single lease component. Certain real estate leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion and is included in the lease term when it is determined that the options are reasonably certain to be exercised. The discount rates utilized to measure operating lease liabilities are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in lease agreements cannot be readily determined.
Business Combinations
The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the net assets acquired is recorded as goodwill. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all necessary information is received, and is not to exceed one year from the acquisition date.
Impairment of Goodwill, Acquired Intangible Assets and Long-Lived Assets
Goodwill is evaluated for impairment annually on December 31, or whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of goodwill over its implied fair value.
Acquired intangible assets primarily consist of in-process research and development (“IPR&D”) from the Company’s historical acquisitions. IPR&D assets that have not been completed are subject to impairment considerations annually on December 31, or whenever events or circumstances indicate that the carrying amounts may not be recoverable. No impairment losses were recognized on acquired intangible assets during the periods presented.

Long-lived assets, such as property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability is measured by comparing the carrying amounts to the expected future undiscounted cash flows attributable to the assets. If it is determined that an asset may not be recoverable, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No material impairment losses were recognized on long-lived assets during the periods presented.
Research and Development
Research and development costs are expensed as incurred, and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services. To date, the Company has not capitalized software development costs related to the development of the Aurora Driver due to the remaining planning, designing, coding and testing activities necessary for technology validation and safe autonomous operation.
Stock-based Compensation
The Company measures stock-based compensation using the fair value based method on the grant date. Restricted stock units (“RSUs”) are measured based on fair value of the Company’s publicly traded common stock, while stock options are measured using a Black-Scholes option pricing model with assumptions including expected term, risk-free interest rate, and expected volatility. Due to the Company’s limited historical stock option exercise experience as a public company, the expected term of stock options is determined utilizing the simplified method based on vesting and contractual terms. The expected volatility is determined based on the historical volatility of comparable public companies over the expected term of the stock option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
Stock-based compensation for awards with only service conditions is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, while awards with service and performance conditions is recognized on a graded-vesting basis over the requisite service period. The Company recognizes the effect of forfeitures in the period they occur.
Derivative Liabilities
The Company accounts for the public and private placement stock purchase warrants (collectively “the warrants”) as derivative liabilities. The liabilities are measured at fair value on a recurring basis with any changes in fair value reflected in the statement of operations until the warrants are exercised, redeemed, or expire.
The Company accounts for shares held by Reinvent Sponsor Y LLC (the “Sponsor”) not forfeited under the terms of the Merger Agreement and subject to price based vesting terms (the “Earnout Shares”) as derivative liabilities. The liability is measured at fair value on a recurring basis with any changes in fair value reflected in the statement of operations until the vesting conditions are met or the shares expire.
Income Taxes
The Company accounts for income taxes using the asset-and-liability method. Deferred tax assets and liabilities are recognized based upon the temporary differences between the financial reporting and tax basis of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce the deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.
The Company records uncertain tax positions on the basis of a two-step process in which: (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of technical merits of the position, and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the tax benefit as the largest amount that is cumulatively more likely than not to be realized upon ultimate settlement with the related tax authority.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Certain Risks and Uncertainties
The Company’s operations are principally funded by available liquidity from cash, cash equivalents and short-term investments. Management expects to continue to incur operating losses and that the Company will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. Management believes that cash on hand and short-term investments will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements.
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company primarily maintains its cash and cash equivalents at U.S. commercial banks, while its short-term investments primarily consist of U.S. Treasury securities. Cash and cash equivalents deposited with domestic commercial banks generally exceed the Federal Deposit Insurance Corporation insurable limit, though the Company has not experienced any credit losses on its deposits.
Recently Adopted Accounting Standards
In December 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, Income Taxes, as well as removing certain exceptions within ASC 740. The Company adopted the standard effective January 1, 2022 and there was not a material impact.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted the standard effective January 1, 2022 and there was not a material impact.
Note 3. Acquisitions
The Merger
On November 3, 2021, Aurora consummated the Merger with Legacy Aurora.
In connection with the Merger, issued and outstanding shares of Legacy Aurora common stock converted into shares of Aurora common stock and outstanding Legacy Aurora equity awards converted into Aurora equity awards based on the exchange ratio of approximately 2.1708 (the “Exchange Ratio”), based on the following events contemplated by the Merger Agreement:
•the cancellation and conversion of all 205 million issued and outstanding shares of Legacy Aurora redeemable convertible preferred stock into 205 million shares of Legacy Aurora common stock;
•the surrender and exchange of all 458 million shares of Legacy Aurora common stock, including shares of Legacy Aurora common stock resulting from the conversion of Legacy Aurora redeemable convertible preferred stock, were converted to 995 million shares of Aurora common stock, as adjusted by the Exchange Ratio;
•the cancellation and surrender of all 38 million granted and outstanding vested and unvested Legacy Aurora stock options, which were converted into 82 million Aurora stock options to purchase shares of Aurora common stock with the same terms and vesting conditions, as adjusted by the Exchange Ratio; and
•the cancellation and exchange of all 16 million granted and outstanding vested and unvested Legacy Aurora RSUs, which were converted into 35 million Aurora RSUs for shares of Aurora common stock with the same terms and vesting conditions, as adjusted by the Exchange Ratio.
The other related events that occurred concurrent with the Merger are summarized below:
•the Company sold 100 million shares of Aurora common stock for aggregate proceeds of $1,000 million to certain institutional and accredited investors (the “PIPE Investment”);
•the 7 million issued and outstanding shares of Aurora common stock beneficially held by the Sponsor became subject to transfer restrictions and contingent forfeiture provisions upon the Merger (the “Earnout Shares”), of which 2 million of the Earnout Shares became subject to time-based provisions and 5 million of the Earnout Shares became subject to time- and market-based provisions; see Note 8 – Equity Incentive Plans for more information; and
•the public holders of 76 million shares of Aurora common stock exercised their redemption feature resulting in an aggregate payment of $755 million (the “Redemption”).

After giving effect to the Merger and other related events described above, the number of shares of Aurora common stock issued and outstanding subsequent to the Merger was as follows (in millions):

Shares
Aurora common stock, prior to redemptions	98
Less: Redemption of Aurora common stock	(76)
Aurora common stock, net of redemptions	22
Sponsor shares including Earnout Shares	7
PIPE Investment	100
Total shares of Aurora common stock, prior to the Merger	129
Shares issued in exchange in the Merger	995
Total shares of Aurora common stock, subsequent to the Merger	1,124
In connection with the Merger, the Company raised net proceeds of $1,223 million including $1,000 million from the PIPE Investment, and $223 million of cash held in the trust account from its initial public offering. The proceeds were net of $755 million paid in relation with the Redemption and $49 million of costs incurred prior to the Merger. In connection with the Merger, Legacy Aurora incurred $41 million in transaction costs consisting of banking, legal, and other professional fees, of which $36 million was recorded as a reduction to additional paid-in capital and $5 million was expensed in the consolidated statements of operations. Total net cash proceeds to the Company were $1,134 million.
Reverse Recapitalization
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company is treated as the acquired company and the Merger is treated as the equivalent of Legacy Aurora issuing shares for the net assets of the Company, accompanied by a recapitalization. The accounting acquirer was primarily determined based on Legacy Aurora shareholders having the largest voting interest in the post-combination company and the ability to appoint the majority of the members of the Board of Directors as well as Legacy Aurora management holding executive management roles in the post-combination company and are responsible for the day-to-day operations which are comprised of Legacy Aurora activities.
The net assets of the Company were recognized at historical cost as of the Closing Date, with no goodwill or other intangible assets recorded. Operations and cash flows presented prior to the Closing Date represent are those of Legacy Aurora and the accumulated deficit of Legacy Aurora has been carried forward after the Closing Date. All share and per share information presented have been adjusted to reflect the recapitalization on a retrospective basis for all periods presented.
Apparate USA LLC
On January 19, 2021, the Company acquired 100% of the voting interests of Apparate USA LLC (“ATG”) which was a company developing self-driving technology.
The fair value of the consideration transferred for ATG was $1,916 million which consisted of non-cash equity consideration, including 110 million shares of redeemable convertible preferred stock and 252 million shares of common stock. The redeemable convertible preferred stock was valued based on a concurrent purchase of the Company’s redeemable convertible preferred stock. The common stock was valued based on its fair value as the acquisition date, as determined using an option pricing method model.
In January 2021, the Company paid $10 million relating to financial advisory fees with a former related party of which $8 million was recognized as transaction costs associated with the acquisition and $2 million was recorded as a reduction to redeemable convertible preferred stock as issuance costs in the twelve months ended December 31, 2021. Including the financial advisory fees with a former related party, the total transaction costs associated with the acquisition were $15 million in the twelve months ended December 31, 2021 and were recorded in selling, general and administrative.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of the ATG acquisition (in millions):

Fair Value
Cash and cash equivalents	$311
Property and equipment, net	63
Operating lease right-of-use assets	42
Acquisition related intangible assets	546
Goodwill	1,060
Related party payable	(47)
Operating lease liabilities	(40)
Other assets and (liabilities), net	(19)
Total	$1,916
The acquisition related intangible asset identified was IPR&D, which has an indefinite useful life as of the date of the acquisition. The fair value of the IPR&D intangible asset was determined through a replacement cost approach, which identifies the costs that would be necessary to recreate the asset if the Company were to internally develop the acquired technology. Significant unobservable inputs include overhead costs, profit margin, opportunity cost, and obsolescence.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.
During the twelve months ended December 31, 2021, the Company recognized $8 million in non-cash severance paid by the former parent of ATG. This amount was allocated from total equity consideration transferred. Subsequent to the acquisition, the Company entered into a transition services agreement which expired during the first quarter of 2022. Expenses incurred under the transition services agreement were not significant to the reporting periods.
OURS Technology, Inc.
On March 5, 2021, the Company acquired 100% of the voting interests in OURS Technology, Inc. (“OURS”), a silicon photonics company. The Company has included the financial results of OURS in the condensed consolidated financial statements prospectively from the date of acquisition. The fair value of the consideration transferred for OURS was $41 million, which consisted of the following (in millions):

Fair Value
Cash	$16
Stock consideration	24
Assumed liabilities related to third-party expenses	1
Total fair value of consideration transferred	$41
The non-cash stock consideration transferred comprised 6 million shares of common stock and was valued using an option pricing model as of the acquisition date. As part of the OURS acquisition, the Company assumed certain OURS compensation agreements, including the conversion of certain shares of OURS restricted stock into rights to receive the Company’s restricted stock, and assuming certain stock options with an estimated fair value of $4 million. For the stock options assumed, based on the service period related to the period prior to the OURS acquisition date, $2 million was allocated to the purchase price, and $2 million relating to post-acquisition services which will be recorded as operating expenses over the remaining requisite service periods.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of the OURS acquisition (in millions):

Fair Value
Acquisition related intangible assets	$19
Goodwill	24
Deferred tax liability	(2)
Total	$41

The acquisition related intangible asset identified was IPR&D, which has an indefinite useful life as of the date of the acquisition. The fair value of the IPR&D intangible asset was determined through a replacement cost approach, which identifies the costs that would be necessary to recreate the asset if the Company were to internally develop the acquired technology. Significant unobservable inputs include profit margin and opportunity cost.
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce, and is not deductible for tax purposes.
Note 4. Goodwill
The changes in the carrying amount of goodwill were as follows (in millions):

	As of		As of
	December 31, 2021	Goodwill impairment	December 31, 2022
Goodwill	$1,114	$—	$1,114
Accumulated impairment loss	—	(1,114)	(1,114)
Carrying amount of goodwill	$1,114	$(1,114)	$—
During the second quarter and fourth quarter of 2022, the market price of the Company’s Class A common stock and its market capitalization declined significantly. As a result, the Company determined that a triggering event had occurred and goodwill impairment assessments were performed.
For each goodwill impairment assessment, the Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results, the Company recognized a $1,114 million goodwill impairment during the twelve months ended December 31, 2022.
Note 5. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$262	$1,610
Restricted cash, long-term (a)	15	16
Total cash, cash equivalents and restricted cash	$277	$1,626
(a) Included in Other assets on the consolidated balance sheets
The components of cash equivalents and short-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2022	December 31, 2021
Cash equivalents:
Money market funds	Level 1	$204	$1,610
U.S. Treasury securities	Level 2	57	—
Total cash equivalents		$261	$1,610
Short-term investments:
U.S. Treasury securities	Level 2	$839	$—
Total short-term investments		$839	$—

The amortized cost, unrealized gains and losses, and fair value of available-for-sale debt securities were as follows (in millions):

	As of December 31, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$841	$(2)	$839
Note 6. Collaboration Revenue
In the twelve months ended December 31, 2022, 2021 and 2020, the Company received payments of $100 million, $50 million and $—, respectively, under the collaboration project plan with Toyota. As of December 31, 2022, the Company has received all cash payments provided under the collaboration project plan.
In the twelve months ended December 31, 2022, 2021 and 2020, the Company recognized collaboration revenue of $68 million, $82 million and $—, respectively. To date, the Company has recognized cumulative revenue under the agreement of $150 million through December 31, 2022.
Note 7. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at December 31, 2022 and December 31, 2021.
Common Stock
The Company is authorized to issue 51,000 million shares of common stock with a par value of $0.00001 per share; of which 50,000 million shares are designated Class A common stock and 1,000 million shares are designated Class B common stock. Class A common stock holders are entitled to one vote for each share and Class B common stock holders are entitled to ten votes for each share. Class A and Class B have identical liquidation and dividend rights. Class B shares are convertible into Class A upon election by the holder or upon transfer (except for certain permitted transfers).
The Company had 754 million and 642 million shares of Class A common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively. The Company had 412 million and 481 million shares of Class B common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively.
Note 8. Equity Incentive Plans
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
On November 2, 2021, the Company adopted the Plan. The Plan makes available for issuance Class A common shares equal to 121 million shares plus any shares subject to awards assumed in the Merger that are forfeited or otherwise expire after the Closing Date. Additionally, the Plan includes an annual increase on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 121 million, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator. Any stock options, RSUs or other awards from the 2017 Plan, the Blackmore Plan, or the OURS Plan that, on or after the Closing Date, expire or otherwise terminate without having been exercised or issued in full are added to the Plan up to a maximum of 121 million shares. As of December 31, 2022, there were 78 million shares available for grant under the Plan.
Under the Plan, equity-based compensation in the form of RSUs, restricted stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others.

Restricted Stock Units
RSUs granted under the 2017 Plan generally are subject to two vesting requirements: (1) a time-based vesting requirement, and (2) a liquidity event. Generally, the time-based vesting requirement is quarterly over four years starting on the vesting commencement date, with a one-year cliff. The liquidity event vesting requirement was satisfied with the Merger.
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSUs granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
RSUs granted (in millions)	113	45	—
Weighted average grant date fair value	$3.62	$4.56	$—
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2021	34	$4.72
Granted	113	3.62
Vested	(27)	4.31
Forfeited	(17)	4.23
Unvested at December 31, 2022	103	$3.70
The unrecognized stock-based compensation related to unvested RSUs was $310 million at December 31, 2022 and will be recognized over a weighted average period of 2.7 years. The fair value of RSUs as of their respective vesting dates was $90 million, $10 million, and $— million for the twelve months ended December 31, 2022, 2021, and 2020, respectively.
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
Stock options granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Stock options granted (in millions)	9	19	14
Weighted average grant date fair value	$1.35	$1.90	$1.13
Weighted average grant date fair value assumptions:
Expected term	5.6 years	5.9 years	5.9 years
Risk-free interest rates	3.6%	0.6%	0.9%
Expected volatility	55.0%	55.0%	55.0%

Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	80	$1.44
Granted	9	2.46
Exercised	(21)	0.62
Forfeited	(4)	2.60
Expired	(1)	3.42
Outstanding at December 31, 2022	63	$1.76	6.9	$15
Exercisable at December 31, 2022	43	$1.38	6.3	$15
The unrecognized stock-based compensation related to unvested stock options was $25 million as of December 31, 2022 and will be recognized over a weighted average period of 1.4 years. The intrinsic value of stock options exercised was $62 million, $53 million and $5 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively.
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
Awards representing 3 million shares were modified on the acquisition date and 1 million shares were forfeited before the final vesting in January 2022. The fair value of these awards was equal to the market value of the related party’s common stock on the date of modification.
Stock-based compensation recognized for related party RSUs was $6 million, $128 million and $— for the twelve months ended December 31, 2022, 2021 and 2020, respectively. No unrecognized stock-based compensation remains for the related party RSUs as of December 31, 2022.
In December 2021 and January 2022, the Company made withholding tax payments associated with the related party RSUs and received a $13 million reimbursement during the twelve months ended December 31, 2022.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of December 31, 2022.
Total stock-based compensation expense by function was as follows (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Research and development	$137	$207	$14
Selling, general, and administrative	19	13	3
Total	$156	$220	$17

Note 9. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2022	December 31, 2021
Public warrants	Level 1	$2	$38
Private placement warrants	Level 2	1	28
Common stock warrants		3	66
Earnout share liabilities	Level 3	1	52
Total derivative liabilities		$4	$118
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	December 31, 2022	December 31, 2021
Risk-free interest rates	3.9%	1.5%
Expected term (in years)	8.8	9.8
Expected volatility	50.0%	50.0%
The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis (in millions):

Earnout share liabilities
Fair value as of December 31, 2021	$52
Change in fair value	(51)
Fair value as of December 31, 2022	$1
The components of change in fair value of derivative liabilities were as follows (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Change in fair value of derivative liabilities:
Common stock warrants	$63	$(12)	$—
Earnout share liabilities	51	(8)	—
Total change in fair value of derivative liabilities	$114	$(20)	$—
Common Stock Warrants
On the consummation of the Merger, 12 million public warrants for Class A common stock at an exercise price per share of $11.50 and 9 million private placement warrants held by the Sponsor with an exercise price per share of $11.50 converted into warrants of Aurora common stock. The public and private placement warrants that remain unexercised will expire on November 3, 2026.

Public Warrants
Public warrants outstanding were 12 million as of December 31, 2022 and 2021.
Public warrants may be redeemed, in whole and not in part, when the last reported sales price of Class A common stock exceeds $10.00 or $18.00 per share for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the public warrant holders (the “Reference Value”).
If the Reference Value exceeds $18.00 per share, public warrants are redeemable at $0.01 per warrant upon not less than 30 days’ prior written notice of redemption to each warrant holder.
If the Reference Value exceeds $10.00 per share, public warrants are redeemable at $0.10 per warrant upon a minimum of 30 days’ prior written notice provided that the holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares, which is defined as the volume-weighted average price of Class A ordinary shares for the 10 trading days following the date on which the notice of redemption is sent to the holders of public warrants. In no event will the public warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant.
Private Placement Warrants
Private placement warrants outstanding were 9 million as of December 31, 2022 and 2021.
Private placement warrants are not redeemable by the Company as long as they are held by a Sponsor or its permitted transferees. If the public warrants are redeemed by the Company when the Reference Value exceeds $18.00 per share, the Sponsor has agreed to exercise the private placement warrants for cash or on a cashless basis. If the public warrants are redeemed by the Company when the Reference Value equals or exceeds $10.00 per share, the private placement warrants are also concurrently called for redemption on the same terms as of the public warrants.
Earnout Share Liabilities
In connection with the Merger, the Sponsor was issued earnout shares which were recorded as derivative liabilities due to lock-up and price-based vesting conditions as follows:
•2 million shares vest when it has been at least 2 years since the Merger and the volume weighted average price (“VWAP”) of the Company’s class A common stock equals or exceeds $15.00 for 20 trading days of any consecutive 30 trading day period
•2 million shares vest when it has been at least 3 years since the Merger and the VWAP equals or exceeds $17.50 for 20 trading days of any consecutive 30 trading day period; and,
•2 million shares vest when it has been at least 4 years since the Merger and the VWAP equals or exceeds $20.00 for 20 trading days of any consecutive 30 trading day period.
The estimated fair value of the earnout shares liability was $1 million and $52 million at December 31, 2022 and 2021, respectively. No earnout shares subject to lock-up and price-based vesting have vested as of December 31, 2022. Earnout shares that remain unvested at November 3, 2031 are subject to forfeiture.
Note 10. Leases
The Company leases its office facilities, data center, and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $28 million, $25 million, and $14 million in twelve months ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 8.7 years and a weighted average discount rate of 6.5%.
Future lease payments for leases that have not yet commenced were $32 million as of December 31, 2022. Lease commencement will occur once the lessor substantially completes construction to make the underlying asset available for use.

As of December 31, 2022, future maturities of lease liabilities were as follows (in millions):

Operating leases
Year ending December 31,
2023	$23
2024	24
2025	24
2026	21
2027	18
Thereafter	74
Total lease payments	184
Less: imputed interest	(48)
Total operating lease liabilities	$136
Note 11. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	December 31, 2022	December 31, 2021
Land	$14	$14
Buildings and Leasehold improvements	70	62
Equipment	24	20
Vehicles	7	3
Other	15	15
	130	114
Less accumulated depreciation and amortization	(39)	(20)
Total property and equipment, net	$91	$94
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	December 31, 2022	December 31, 2021
Accrued compensation	$52	$51
Other accrued expenses	18	28
Total accrued expenses and other current liabilities	$70	$79
Note 12. Earnings Per Share
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
Share amounts and net loss per share have been recast for the twelve months ended December 31, 2021 to reflect the Exchange Ratio from the Merger.

The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Redeemable convertible preferred stock	—	—	290
Stock options	65	82	77
RSUs	103	35	3
Public warrants	12	12	—
Private placement warrants	9	9	—
Earnout shares liability	5	5	—
Total	194	143	370
Note 13. Income Taxes
The components of income tax benefit were as follows (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Deferred income benefit:
Federal	$—	$(4)	$—
State	—	(1)	—
Total deferred income tax benefit	—	(5)	—
Income tax benefit	$—	$(5)	$—
The reconciliations of the effective tax rate from the federal statutory rate were as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	—	0.1	—
Stock-based compensation	(0.2)	(0.4)	(1.5)
Research and development credits	1.5	2.5	3.5
Liability classified financial instruments	1.4	(0.7)	—
Goodwill impairment	(13.6)	—	—
Other	(0.1)	(0.1)	0.2
Change in valuation allowance	(10.0)	(21.8)	(23.2)
Effective tax rate	—%	0.6%	—%

The components of deferred tax assets and liabilities were as follows (in millions):

	As of
	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$324	$244
Tax credits	83	45
Stock-based compensation	17	41
Capitalized R&D	130	—
Lease liability	29	31
Other	14	12
Deferred tax assets, gross	597	373
Valuation allowance	(542)	(331)
Deferred tax assets, net of valuation allowance	55	42
Deferred tax liabilities:
Depreciation and amortization	(27)	(7)
Right of use asset	(29)	(32)
Other	(3)	(7)
Deferred tax liabilities	(59)	(46)
Deferred tax liabilities, net	$(4)	$(4)
As of December 31, 2022, federal and state net operating losses were $1,166 million and $1,116 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire starting in 2036 and 2029, respectively. Federal and similar state provisions limit the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Certain acquired net operating losses and tax credits are subject to limitations.
As of December 31, 2022, federal research and development credits were $76 million, which will begin to expire in 2037 and state research and development credits were $29 million, which will begin to expire in 2032.
Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company has evaluated the criteria for realization of deferred tax assets and, as a result, has determined that certain deferred tax assets are not realizable.
The components of changes in the valuation allowance were as follows (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Valuation allowance at beginning of period	$331	$87	$31
Change in deferred tax asset positions	211	244	56
Valuation allowance at end of period	$542	$331	$87
The components of changes in unrecognized tax benefits were as follows (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Unrecognized tax benefits at beginning of period	$18	$5	$2
Increases related to tax positions taken during a prior year	1	1	—
Increases related to tax positions taken during the current year	8	12	3
Decreases related to tax positions taken during a prior year	(6)	—	—
Unrecognized tax benefits at end of period	$21	$18	$5

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant during the twelve months ended December 31, 2022, 2021, and 2020.
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
Note 14. Commitments and Contingencies
Purchase Commitments
The Company has entered into a contract for cloud hosting services under which non-cancelable future minimum payments as of December 31, 2022 were as follows (in millions):

Purchase obligation
Year ending December 31,
2023	$61
2024	61
2025	64
2026	38
Thereafter	—
Total	$224
Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the twelve months ended December 31, 2022, 2021, and 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has determined that its internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided in the definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after December 31, 2022. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2022. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2022. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2022. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2022. The information set forth in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)     Documents filed as part of this report are as follows:
(1)All Financial Statements: Refer to the “Index to Consolidated Financial Statements” included under Part II, Item 8 of this Form 10-K.
(2)Financial Statement Schedules: All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included under Part II, Item 8 of this Form 10-K.
(3)Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1†	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Reinvent Technology Partners Y, RTPY Merger Sub Inc., and Aurora Innovation, Inc.	8-K	001-40216	2.1	July 15, 2021
2.2†	Plan of Domestication, dated as of September 28, 2021	S-4/A	333-257912	2.2	September 29, 2021
2.3†	Stock Purchase and Agreement and Plan of Merger, dated as of January 19, 2021, by and between Aurora Innovation, Inc., Avian U Merger Holdco Corp., Avian U Merger Sub Corp., Avian U Merger Sub LLC, Blocker U Merger Sub LLC, SVF Yellow (USA) Corporation, Apparate USA LLC and Uber Technologies, Inc.	S-4/A	333-257912	2.3	September 29, 2021
3.1	Certificate of Incorporation of the Company	8-K	001-40216	3.1	November 4, 2021
3.2	Bylaws of the Company	8-K	001-40216	3.2	November 4, 2021
4.1	Specimen Class A Common Stock Certificate	8-K	001-40216	4.1	November 4, 2021
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)	8-K	001-40216	4.1	March 18, 2021
4.3	Warrant Agreement, dated as of March 15, 2021, by and between Reinvent Technology Partners Y and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40216	4.1	March 18, 2021
4.4	Amendment of Warrant Agreement, dated as of February 28, 2022, by and among Aurora Innovation, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company	10-K	001-40216	4.4	March 11, 2022
4.5	Description of Capital Stock					X
10.1	Sponsor Support Agreement, dated as of July 14, 2021, by and among the Sponsor Holdco, the Sponsor Parties, the Sponsor Independent Directors, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.2	July 15, 2021
10.2	Sponsor Agreement, dated as of July 14, 2021, between Sponsor, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.3	July 15, 2021

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.3	Form of Company Holders Support Agreement (Voting and Support Agreement)	8‑K	001-40216	10.4	July 15, 2021
10.4	Form of PIPE Subscription Agreement (Subscription Agreement)	8‑K	001-40216	10.1	July 15, 2021
10.5	Form of Lock-Up Agreement	S-4	333-257912	10.5	July 15, 2021
10.6	Amended and Restated Registration Rights Agreement, dated as of November 3, 2021, by and among Aurora Innovation, Inc. and the other parties thereto	8‑K	001-40216	10.4	November 4, 2021
10.7	Letter Agreement, dated as of March 15, 2021, by and among Reinvent Technology Partners Y, Reinvent Sponsor Y LLC and the other parties thereto	S-4	333-257912	10.6	July 15, 2021
10.8#	Employee Incentive Compensation Plan	S‑4	333-257912	10.22	September 29, 2021
10.9#	OURS Technology, Inc. 2017 Stock Incentive Plan	S‑4	333-257912	10.23	September 29, 2021
10.10#	Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.11#	Aurora Innovation, Inc. 2017 Equity Incentive Plan	S-4	333-257912	10.21	September 29, 2021
10.12#	Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan	S-4	333-257912	10.24	September 29, 2021
10.13#	Aurora Innovation, Inc. form of Indemnification Agreement	S-4	333-257912	10.19	September 29, 2021
10.14#	Outside Director Compensation Policy	10-K	001-40216	10.15	March 11, 2022
10.15#	Amendment to Stock Option Agreement	8-K	001-40216	10.1	June 17, 2022
10.16#	Confirmatory Employment Letter between the Registrant and Chris Urmson, dated March 15, 2022	8-K	001-40216	10.1	March 17, 2022
10.17#	Confirmatory Employment Letter between the Registrant and Richard Tame, dated March 15, 2022	8-K	001-40216	10.2	March 17, 2022
10.18#	Confirmatory Employment Letter between the Registrant and Nolan Shenai, dated December 13, 2022					X
10.19#	Employment Letter between the Registrant and Ossa F. Fisher, dated December 29, 2022	8-K	001-40216	10.1	January 30, 2023
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1*	Section 1350 Certification of Principal Executive Officer					X
32.2*	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document					X

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
†    Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Indicates management contract or compensatory plan or arrangement.
*    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aurora Innovation, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 21, 2023	Aurora Innovation, Inc.

		By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Urmson, Richard Tame and Nolan Shenai, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Chris Urmson	Chairman and Chief Executive Officer	February 21, 2023
Chris Urmson	(Principal Executive Officer)

/s/ Richard Tame	Chief Financial Officer	February 21, 2023
Richard Tame	(Principal Financial and Accounting Officer)

/s/ Sterling Anderson	Director	February 21, 2023
Sterling Anderson

/s/ Brittany Bagley	Director	February 21, 2023
Brittany Bagley

/s/ Carl Eschenbach	Director	February 21, 2023
Carl Eschenbach

/s/ Reid Hoffman	Director	February 21, 2023
Reid Hoffman

/s/ Claire Hughes Johnson	Director	February 21, 2023
Claire Hughes Johnson

/s/ Dara Khosrowshahi	Director	February 21, 2023
Dara Khosrowshahi

/s/ Michelangelo Volpi	Director	February 21, 2023
Michelangelo Volpi