Form 10-Q
period 2023-03-31
Aurora Innovation, Inc.
filed 2023-05-04
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 771,386,433 shares of Class A common stock and 409,026,834 shares of Class B common stock as of April 26, 2023.

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

Part I - Financial Information
Item 1. Financial Statements.
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$175	$262
Short-term investments	791	839
Other current assets	14	17
Total current assets	980	1,118
Property and equipment, net	88	91
Operating lease right-of-use assets	139	138
Acquisition related intangible assets	618	618
Other assets	42	36
Total assets	$1,867	$2,001
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$15	$13
Other current liabilities	88	70
Total current liabilities	103	83
Operating lease liabilities, long-term	122	123
Derivative liabilities	6	4
Other liabilities	7	7
Total liabilities	238	217
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,175 and 1,166 shares issued and outstanding, respectively	—	—
Additional paid-in capital	4,640	4,600
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(3,010)	(2,814)
Total stockholders’ equity	1,629	1,784
Total liabilities and stockholders’ equity	$1,867	$2,001
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$—	$42
Operating expenses:
Research and development	177	154
Selling, general and administrative	31	31
Total operating expenses	208	185
Loss from operations	(208)	(143)
Other income (expense):
Change in fair value of derivative liabilities	(2)	66
Other income, net	14	—
Loss before income taxes	(196)	(77)
Income tax expense	—	—
Net loss	$(196)	$(77)

Basic and diluted net loss per share	$(0.17)	$(0.07)
Basic and diluted weighted-average shares outstanding	1,170	1,126
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(196)	$(77)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	1	(1)
Other comprehensive income (loss)	1	(1)
Comprehensive loss	$(195)	$(78)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	1,123	$—	$4,433	$—	$(1,091)	$3,342
Equity issued under incentive compensation plans	5	—	2	—	—	2
Stock-based compensation	—	—	29	—	—	29
Comprehensive loss	—	—	—	(1)	(77)	(78)
Balance as of March 31, 2022	1,128	$—	$4,464	$(1)	$(1,168)	$3,295

Balance as of December 31, 2022	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
Equity issued under incentive compensation plans	9	—	1	—	—	1
Stock-based compensation	—	—	39	—	—	39
Comprehensive loss	—	—	—	1	(196)	(195)
Balance as of March 31, 2023	1,175	$—	$4,640	$(1)	$(3,010)	$1,629
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(196)	$(77)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	6
Reduction in the carrying amount of right-of-use assets	7	7
Stock-based compensation	39	29
Change in fair value of derivative liabilities	2	(66)
Other operating activities	(7)	—
Changes in operating assets and liabilities:
Other current and non-current assets	2	16
Operating lease liabilities	(6)	(6)
Other current and non-current liabilities	18	(45)
Net cash used in operating activities	(136)	(136)
Cash flows from investing activities
Purchases of property and equipment	(2)	(5)
Purchases of short-term investments	(247)	(966)
Maturities of short-term investments	303	—
Net cash provided by (used in) investing activities	54	(971)
Cash flows from financing activities
Proceeds from issuance of common stock	1	2
Other financing activities	(1)	—
Net cash provided by financing activities	—	2
Net decrease in cash, cash equivalents, and restricted cash	(82)	(1,105)
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$195	$521
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1. Overview of the Organization
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany balances and transactions between the Company and its controlled subsidiaries have been eliminated.
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.
The information included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements.
The unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all adjustments of a normal, recurring nature necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented but are not necessarily indicative of the expected results for the full fiscal year or any future period.
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

Note 3. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$175	$262
Restricted cash, long-term (a)	20	15
Total cash, cash equivalents and restricted cash	$195	$277
(a) Included in Other assets on the consolidated balance sheets
The components of cash equivalents and short-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2023	December 31, 2022
Cash equivalents:
Money market funds	Level 1	$149	$204
U.S. Treasury securities	Level 2	25	57
Total cash equivalents		$174	$261
Short-term investments:
U.S. Treasury securities	Level 2	$791	$839
Total short-term investments		$791	$839
The amortized cost, unrealized gains and losses, and fair value of available-for-sale debt securities were as follows (in millions):

	As of March 31, 2023
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$792	$(1)	$791

	As of December 31, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$841	$(2)	$839
Note 4. Collaboration Revenue
The Company received payments of $48 million under the collaboration project plan with Toyota and recognized collaboration revenue of $42 million during the three months ended March 31, 2022.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan with Toyota and, in turn, no revenue was recognized during the three months ended March 31, 2023.

Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at March 31, 2023 and December 31, 2022.
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
The Company had 766 million and 754 million shares of Class A common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively. The Company had 409 million and 412 million shares of Class B common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively.
Note 6. Equity Incentive Plans
The Company has outstanding awards granted under four equity compensation plans: the 2021 Equity Incentive Plan (the “Plan”), the Aurora Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), the Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan (the “Blackmore Plan”), and the OURS Technology Inc 2016 Stock Incentive Plan (the “OURS Plan”). The Company assumed awards under the 2017 Plan, the Blackmore Plan and the OURS Plan to the extent such employees continued as employees of the Company.
Under the Plan, equity-based compensation in the form of RSUs, restricted stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of March 31, 2023, there were 69 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of March 31, 2023.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Research and development	$34	$26
Selling, general, and administrative	5	3
Total	$39	$29
Restricted Stock Units
RSUs granted under the 2017 Plan generally are subject to two vesting requirements: (1) a time-based vesting requirement, and (2) a liquidity event. Generally, the time-based vesting requirement is quarterly over four years starting on the vesting commencement date, with a one-year cliff. The liquidity event vesting requirement was satisfied prior to the periods presented.
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.

RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2022	103	$3.70
Granted	38	1.42
Vested	(7)	4.40
Forfeited	(5)	3.51
Unvested at March 31, 2023	129	$3.00
The unrecognized stock-based compensation related to unvested RSUs was $314 million at March 31, 2023 and will be recognized over a weighted average period of 2.6 years. The fair value of RSUs as of their respective vesting dates was $13 million for the three months ended March 31, 2023.
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
No stock options were granted during the three months ended March 31, 2022. Stock options granted under the Plan and the 2017 Plan during the three months ended March 31, 2023 were as follows:

Three Months Ended March 31, 2023
Stock options granted (in millions)	37
Weighted average grant date fair value	$0.79
Weighted average grant date fair value assumptions:
Expected term	5.7 years
Risk-free interest rates	4.5%
Expected volatility	55.0%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	63	$1.76
Granted	37	1.42
Exercised	(2)	0.45
Forfeited	(1)	2.49
Expired	—	2.51
Outstanding at March 31, 2023	97	$1.64	7.9	$15
Exercisable at March 31, 2023	44	$1.45	6.1	$15
The unrecognized stock-based compensation related to unvested stock options was $45 million as of March 31, 2023 and will be recognized over a weighted average period of 2.2 years. The intrinsic value of stock options exercised was $2 million for the three months ended March 31, 2023.

Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2023	December 31, 2022
Public warrants	Level 1	$2	$2
Private placement warrants	Level 2	2	1
Common stock warrants		4	3
Earnout share liabilities	Level 3	2	1
Total derivative liabilities		$6	$4
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of March 31, 2023 and December 31, 2022. Private placement warrants outstanding were 9 million as of March 31, 2023 and December 31, 2022.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of March 31, 2023 and December 31, 2022.
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Change in fair value of derivative liabilities:
Common stock warrants	$(1)	$35
Earnout share liabilities	(1)	31
Total change in fair value of derivative liabilities	$(2)	$66
Note 8. Leases
The Company leases its office facilities, data center, and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million and $7 million in three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 8.5 years and a weighted average discount rate of 6.8%.
Future lease payments for leases that have not yet commenced were $32 million as of March 31, 2023. Lease commencement will occur once the lessor substantially completes construction to make the underlying asset available for use.

Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Land	$14	$14
Buildings and Leasehold improvements	71	70
Equipment	24	24
Vehicles	8	7
Other	15	15
	132	130
Less accumulated depreciation and amortization	(44)	(39)
Total property and equipment, net	$88	$91
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Accrued compensation	$65	$52
Other accrued expenses	23	18
Total accrued expenses and other current liabilities	$88	$70
Note 10. Earnings Per Share
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	March 31, 2023	March 31, 2022
RSUs	129	67
Stock options	98	77
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	253	170
Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part II, Item 1A. Risk Factors” and under the heading “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
Unless otherwise indicated or the context otherwise requires, references to “Aurora,” “we,” “us,” “our” and other similar terms in this section refer to Aurora Innovation, Inc. and its consolidated subsidiaries. Percentage amounts have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts may vary from those obtained by performing the same calculations using the figures in our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this Quarterly Report may not sum due to rounding.
Corporate History and Background
On November 3, 2021 (the “Closing Date”), Aurora Innovation, Inc. (f/k/a Reinvent Technology Partners Y and referred to herein as the “Company”), consummated a business combination with Aurora Innovation Holdings, Inc., a Delaware corporation (f/k/a Aurora Innovation, Inc. and referred to herein as “Legacy Aurora”), and RTPY Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement” and the transactions contemplated thereby, the “Merger”), by and among the Company, Legacy Aurora and Merger Sub. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Aurora was effected through the merger of Merger Sub with and into Legacy Aurora, with Legacy Aurora continuing as the surviving company and as a wholly-owned subsidiary of the Company. On the Closing Date, the Company changed its name from Reinvent Technology Partners Y to Aurora Innovation, Inc.
Aurora’s Business
Aurora is developing the Aurora Driver based on what we believe to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst vehicle types and applications. To date, it has been successfully integrated into numerous different vehicle platforms: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating one driver system for multiple vehicle types and use cases, Aurora’s capabilities in one market reinforce and strengthen its competitive advantages in others. For example, highway driving capabilities developed for trucking will carry to highway segments driven by passenger vehicles in ride hailing applications. We believe this approach will enable us to target and transform multiple massive markets, including trucking, passenger mobility, and local goods delivery market.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
(in millions, except for percentages)
Collaboration revenue	$—	$42	$(42)	(100)%
Operating expenses:
Research and development	177	154	23	15%
Selling, general and administrative	31	31	—	—%
Total operating expenses	208	185	23	12%
Loss from operations	(208)	(143)	(65)	45%
Other income (expense):
Change in fair value of derivative liabilities	(2)	66	(68)	(103)%
Other income, net	14	—	14	n/m(1)
Loss before income taxes	(196)	(77)	(119)	155%
Income tax expense	—	—	—	n/m(1)
Net loss	$(196)	$(77)	$(119)	155%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue was $42 million in the three months ended March 31, 2022 under the collaboration project plan with Toyota Motor Corporation.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan and, in turn, no revenue was recognized during the three months ended March 31, 2023.
Operating expenses
Research and development increased by $23 million, or 15%, to $177 million in the three months ended March 31, 2023 from $154 million in the three months ended March 31, 2022, primarily driven by an increase in personnel costs, stock-based compensation, and cloud computing costs.
Selling, general and administrative of $31 million in the three months ended March 31, 2023 was unchanged from the three months ended March 31, 2022.
Other income (expense)
The change in fair value of derivative liabilities was a loss of $2 million and a gain of $66 million in the three months ended March 31, 2023 and 2022, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net increased by $14 million in the three months ended March 31, 2023, primarily due to income from cash equivalents and short-term investments.

Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were $175 million of cash and cash equivalents and $791 million of short-term investments, exclusive of restricted cash of $20 million. Cash and cash equivalents primarily consist of money market funds and U.S. Treasury securities. Short-term investments consist of U.S. Treasury securities.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(136)	$(136)
Net cash provided by (used in) investing activities	54	(971)
Net cash provided by financing activities	—	2
Net decrease	(82)	(1,105)
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$195	$521
Cash Flows Used in Operating Activities
Net cash used in operating activities was $136 million for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2022, we received payments of $48 million under the collaboration project plan with Toyota, which were substantially offset by payments associated with the 2021 annual incentive compensation program. Net cash used in operating activities for the three months ended March 31, 2023 were not impacted by these cash activities. Cash payments associated with the 2022 annual incentive compensation program were made subsequent to March 31, 2023.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $54 million for the three months ended March 31, 2023, primarily due to cash received from net maturities of short-term investments. Net cash used by investing activities was $971 million for the three months ended March 31, 2022, primarily due to the purchase of short-term investments.
Cash used for purchases of property and equipment were $2 million and $5 million in the three months ended March 31, 2023 and 2022, respectively.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was not significant in the three months ended March 31, 2023 and 2022.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three months ended March 31, 2023 and 2022.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2022. There have been no material changes to our critical accounting estimates since our Annual Report.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Unless the context otherwise requires, all references in this section to the “Company,” “Aurora,” “we,” “us,” or “our” refer to the business of Aurora Innovation Holdings, Inc. and its subsidiaries prior to the consummation of the Merger, and to Aurora Innovation, Inc. and its subsidiaries after the completion of the Merger.
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
We have incurred net losses on an annual basis since our inception. During the three months ended March 31, 2023 and 2022, we incurred net losses of $196 million and $77 million, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

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
The market for self-driving technology is highly competitive and can be characterized by rapid technological change. Our future success will depend on our ability to develop and commercialize in a sufficiently timely manner in order to maintain competitiveness. Several companies, including, but not limited to, Waymo, GM Cruise, TuSimple, Tesla, Zoox/Amazon, Apple, Motional, Pony.ai, and Intel Mobileye are investing heavily in building this technology. These companies compete with us directly by offering self-driving technology for the same or similar use cases. If our competitors, including those previously mentioned, broadly commercialize their technology before we do, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us.

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
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. Additional funding may be more difficult to obtain, or may be more expensive, as a result of increases in inflation and interest rates in the U.S. economy generally. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.
If we are unable to raise sufficient funds or access our existing funds, we will have to significantly reduce our spending, delay or cancel our planned activities, or substantially change our corporate structure, which could have an adverse impact on our business and financial prospects.
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
In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability,financial distress caused by recent or potential bank failures and the associated banking crisis, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. Over the past year, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our technology and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
Our financial instruments, including warrants, are accounted for as liabilities and the changes in fair value could have a material effect on our financial results.
Included on our balance sheet as of March 31, 2023 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”) with price-based vesting criteria.

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
Our failure to effectively maintain controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s attestation on internal controls. Although we have developed and refined our financial reporting and other disclosure controls and procedures, and will continue to do so, management may not be able to effectively maintain the controls and procedures that satisfy the regulatory compliance and reporting requirements that apply to us. If we are not able to adequately comply with the requirements of Section 404(a), we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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
•our ability to adhere to the anticipated timelines on our product roadmap to commercial launch of Aurora Horizon and/or progress in the Autonomy Readiness Measure that does not meet the expectations of the market;
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
•general economic and political conditions such as recessions, interest rates, fuel prices, bank failures and international currency fluctuations; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine), acts of terrorism or responses to these events.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent 48.8% of the voting control of the Company as of March 31, 2023. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
As of March 31, 2023, we had warrants to purchase an aggregate of 21 million shares of our Class A common stock outstanding, comprising 12 million public warrants and 9 million private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
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

Aurora Innovation, Inc.

Date:	May 3, 2023	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Richard Tame
		Name:	Richard Tame
		Title:	Chief Financial Officer
(Principal Financial Officer)