Form 10-Q
period 2023-06-30
Aurora Innovation, Inc.
filed 2023-08-03
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,084,288,336 shares of Class A common stock and 400,782,939 shares of Class B common stock as of July 26, 2023.

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

Part I - Financial Information
Item 1. Financial Statements.
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$165	$262
Short-term investments	620	839
Other current assets	11	17
Total current assets	796	1,118
Property and equipment, net	91	91
Operating lease right-of-use assets	136	138
Acquisition related intangible assets	618	618
Other assets	38	36
Total assets	$1,679	$2,001
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$15	$13
Other current liabilities	70	70
Total current liabilities	85	83
Operating lease liabilities, long-term	119	123
Derivative liabilities	16	4
Other liabilities	9	7
Total liabilities	229	217
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,184 and 1,166 shares issued and outstanding, respectively	—	—
Additional paid-in capital	4,679	4,600
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(3,228)	(2,814)
Total stockholders’ equity	1,450	1,784
Total liabilities and stockholders’ equity	$1,679	$2,001
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$21	$—	$63
Operating expenses:
Research and development	187	184	364	338
Selling, general and administrative	30	34	61	65
Goodwill impairment	—	1,000	—	1,000
Total operating expenses	217	1,218	425	1,403
Loss from operations	(217)	(1,197)	(425)	(1,340)
Other income (expense):
Change in fair value of derivative liabilities	(10)	40	(12)	106
Other income, net	9	3	23	3
Loss before income taxes	(218)	(1,154)	(414)	(1,231)
Income tax expense	—	—	—	—
Net loss	$(218)	$(1,154)	$(414)	$(1,231)

Basic and diluted net loss per share	$(0.18)	$(1.02)	$(0.35)	$(1.09)
Basic and diluted weighted-average shares outstanding	1,179	1,131	1,175	1,129
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(218)	$(1,154)	$(414)	$(1,231)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	(3)	1	(4)
Other comprehensive income (loss)	—	(3)	1	(4)
Comprehensive loss	$(218)	$(1,157)	$(413)	$(1,235)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2022	1,128	$—	$4,464	$(1)	$(1,168)	$3,295
Equity issued under incentive compensation plans	19	—	5	—	—	5
Stock-based compensation	—	—	47	—	—	47
Comprehensive loss	—	—	—	(3)	(1,154)	(1,157)
Balance as of June 30, 2022	1,147	$—	$4,516	$(4)	$(2,322)	$2,190

Balance as of March 31, 2023	1,175	$—	$4,640	$(1)	$(3,010)	$1,629
Equity issued under incentive compensation plans	9	—	(4)	—	—	(4)
Stock-based compensation	—	—	43	—	—	43
Comprehensive loss	—	—	—	—	(218)	(218)
Balance as of June 30, 2023	1,184	$—	$4,679	$(1)	$(3,228)	$1,450
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	1,123	$—	$4,433	$—	$(1,091)	$3,342
Equity issued under incentive compensation plans	24	—	7	—	—	7
Stock-based compensation	—	—	76	—	—	76
Comprehensive loss	—	—	—	(4)	(1,231)	(1,235)
Balance as of June 30, 2022	1,147	$—	$4,516	$(4)	$(2,322)	$2,190

Balance as of December 31, 2022	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
Equity issued under incentive compensation plans	18	—	(3)	—	—	(3)
Stock-based compensation	—	—	82	—	—	82
Comprehensive loss	—	—	—	1	(414)	(413)
Balance as of June 30, 2023	1,184	$—	$4,679	$(1)	$(3,228)	$1,450
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(414)	$(1,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	11
Reduction in the carrying amount of right-of-use assets	14	14
Stock-based compensation	82	76
Goodwill impairment	—	1,000
Change in fair value of derivative liabilities	12	(106)
Non-cash interest income	(14)	—
Other operating activities	—	1
Changes in operating assets and liabilities:
Other current and non-current assets	8	49
Operating lease liabilities	(14)	(12)
Other current and non-current liabilities	(2)	(27)
Net cash used in operating activities	(318)	(225)
Cash flows from investing activities
Purchases of property and equipment	(6)	(9)
Purchases of short-term investments	(425)	(966)
Maturities of short-term investments	659	133
Net cash provided by (used in) investing activities	228	(842)
Cash flows from financing activities
Proceeds from issuance of common stock	2	9
Other financing activities	(7)	(2)
Net cash (used in) provided by financing activities	(5)	7
Net decrease in cash, cash equivalents, and restricted cash	(95)	(1,060)
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$182	$566
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
Risks and Uncertainties
The Company’s operations are principally funded by available liquidity from cash, cash equivalents and short-term investments. Management expects to continue to incur operating losses and that the Company will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. With the additional capital raised subsequent to the second quarter of 2023 from the Public Offering and Private Placement (see Note 12 – Subsequent Events), management believes that cash on hand and short-term investments will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements.
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
The Company plans to rely on a single supplier, Continental Automotive Technologies GmbH, for the production, provision and full lifecycle support of its future generation of the Aurora Driver hardware system which will be integrated with OEM platform vehicles. In instances where the supplier fails to perform its obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products, if at all.

Note 3. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$165	$262
Restricted cash, long-term (a)	17	15
Total cash, cash equivalents and restricted cash	$182	$277
(a) Included in Other assets on the consolidated balance sheets
The components of cash, cash equivalents and short-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2023	December 31, 2022
Cash and cash equivalents:
Bank deposits	Level 1	$1	$1
Money market funds	Level 1	69	204
U.S. Treasury securities	Level 2	95	57
Total cash and cash equivalents		$165	$262
Short-term investments:
U.S. Treasury securities	Level 2	$620	$839
Total short-term investments		$620	$839
The amortized cost, unrealized gains and losses, and fair value of available-for-sale debt securities were as follows (in millions):

	As of June 30, 2023
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$621	$(1)	$620

	As of December 31, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$841	$(2)	$839
Note 4. Collaboration Revenue
During the six months ended June 30, 2022, the Company received payments of $95 million under the collaboration project plan with Toyota and recognized collaboration revenue of $21 million and $63 million during the three and six months ended June 30, 2022, respectively.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan with Toyota and, in turn, no revenue was recognized during the three and six months ended June 30, 2023.

Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at June 30, 2023 and December 31, 2022.
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
The Company had 777 million and 754 million shares of Class A common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively. The Company had 407 million and 412 million shares of Class B common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of June 30, 2023, there were 212 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of June 30, 2023.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$37	$42	$71	$68
Selling, general, and administrative	6	5	11	8
Total	$43	$47	$82	$76
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

RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2022	103	$3.70
Granted	48	1.43
Vested	(19)	3.74
Forfeited	(9)	3.29
Unvested at June 30, 2023	123	$2.85
The unrecognized stock-based compensation related to unvested RSUs was $280 million at June 30, 2023 and will be recognized over a weighted average period of 2.4 years. The fair value of RSUs as of their respective vesting dates was $24 million for the six months ended June 30, 2023.
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
No stock options were granted during the six months ended June 30, 2022. Stock options granted under the Plan and the 2017 Plan during the six months ended June 30, 2023 were as follows:

Six Months Ended June 30, 2023
Stock options granted (in millions)	46
Weighted average grant date fair value	$0.79
Weighted average grant date fair value assumptions:
Expected term	5.8 years
Risk-free interest rates	4.3%
Expected volatility	55.0%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	63	$1.76
Granted	46	1.44
Exercised	(3)	0.58
Forfeited	(3)	2.29
Expired	(2)	2.79
Outstanding at June 30, 2023	101	$1.62	7.8	$127
Exercisable at June 30, 2023	46	$1.47	6.0	$67
The unrecognized stock-based compensation related to unvested stock options was $42 million as of June 30, 2023 and will be recognized over a weighted average period of 2.3 years. The intrinsic value of stock options exercised was $4 million for the six months ended June 30, 2023.

Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2023	December 31, 2022
Public warrants	Level 1	$6	$2
Private placement warrants	Level 2	4	1
Common stock warrants		10	3
Earnout share liabilities	Level 3	6	1
Total derivative liabilities		$16	$4
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of June 30, 2023 and December 31, 2022. Private placement warrants outstanding were 9 million as of June 30, 2023 and December 31, 2022.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of June 30, 2023 and December 31, 2022.
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock warrants	$(6)	$23	$(7)	$58
Earnout share liabilities	(4)	17	(5)	48
Change in fair value of derivative liabilities	$(10)	$40	$(12)	$106
Note 8. Leases
The Company leases its office facilities, data center, and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million and $7 million in the three months ended June 30, 2023 and 2022, respectively, and $14 million and $14 million in six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 8.3 years and a weighted average discount rate of 6.8%.
Future lease payments for leases that have not yet commenced were $32 million as of June 30, 2023. Lease commencement will occur once the lessor substantially completes construction to make the underlying asset available for use.

Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Land	$14	$14
Buildings and Leasehold improvements	75	70
Equipment	24	24
Vehicles	11	7
Other	15	15
	139	130
Less accumulated depreciation and amortization	(48)	(39)
Total property and equipment, net	$91	$91
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Accrued compensation	$38	$52
Other accrued expenses	32	18
Total accrued expenses and other current liabilities	$70	$70
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	June 30, 2023	June 30, 2022
RSUs	123	96
Stock options	102	64
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	251	186
Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and six months ended June 30, 2023 and 2022.

Note 12. Subsequent Events
Private Placement
On July 21, 2023, the Company completed a private placement (the “Private Placement”), in which the Company sold approximately 222 million shares of Class A common stock at a price of $2.70 per share, for proceeds to the Company of $584 million, net of transaction costs.
In connection with the Private Placement, the Company entered into a registration rights agreement, dated July 18, 2023 (“Private Placement Registration Rights Agreement”), with certain existing institutional and strategic investors, entities affiliated with two of its directors, and new institutional investors. Pursuant to the Private Placement Registration Rights Agreement, on July 21, 2023, the Company filed a registration statement with the Securities and Exchange Commission for the registration for resale of the securities sold in the Private Placement.
Public Offering
On July 21, 2023, the Company completed a public offering (the “Public Offering”) of approximately 73 million shares of Class A common stock at a price of $3.00 per share, for proceeds of $212 million, net of transaction costs. Following the Public Offering, the Company issued an additional 11 million shares of Class A common stock in connection with the exercise of the underwriters’ over-allotment option, for proceeds of $32 million, net of transaction costs.

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

Recent Developments
Private Placement
On July 21, 2023, we completed a private placement (the “Private Placement”), in which we sold approximately 222 million shares of Class A common stock at a price of $2.70 per share, for proceeds of $584 million, net of transaction costs.
In connection with the Private Placement, we entered into a registration rights agreement, dated July 18, 2023 (“Private Placement Registration Rights Agreement”), with certain existing institutional and strategic investors, entities affiliated with two of our directors, and new institutional investors. Pursuant to the Private Placement Registration Rights Agreement, on July 21, 2023, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) for the registration for resale of the securities sold in the Private Placement.
Public Offering
On July 21, 2023, we completed a public offering (the “Public Offering”) of approximately 73 million shares of Class A common stock at a price of $3.00 per share, for proceeds of $212 million, net of transaction costs. Following the Public Offering, we issued an additional 11 million shares of our Class A common stock in connection with the exercise of the underwriters’ over-allotment option, for proceeds of $32 million, net of transaction costs.
Continental Strategic Partnership Agreement
On April 26, 2023, we entered into a Strategic Partnership Agreement with Continental Automotive Technologies GmbH and its wholly owned subsidiary, Continental Autonomous Mobility Germany GmbH (collectively, “Continental”), pursuant to which Continental will, among other things, act as our “Hardware-as-a-Service” partner for the production, provision, and full lifecycle support of Aurora’s future generation of its Aurora Driver hardware system (the “AD Kits”). The Strategic Partnership Agreement provides that we will pay Continental on a per-mile basis for vehicles operated by the Aurora Driver using the future generation of our Aurora Driver hardware system. The term of the Strategic Partnership Agreement began on April 26, 2023 and continues until December 31, 2030. Pursuant to the Strategic Partnership Agreement, Aurora and Continental are each subject to defined and limited exclusivity periods, subject to various exclusions and early termination triggers.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
(in millions, except for percentages)
Collaboration revenue	$—	$21	$(21)	n/m(1)
Operating expenses:
Research and development	187	184	3	2%
Selling, general and administrative	30	34	(4)	(12)%
Goodwill impairment	—	1,000	(1,000)	n/m(1)
Total operating expenses	217	1,218	(1,001)	(82)%
Loss from operations	(217)	(1,197)	980	(82)%
Other income (expense):
Change in fair value of derivative liabilities	(10)	40	(50)	(125)%
Other income, net	9	3	6	n/m(1)
Loss before income taxes	(218)	(1,154)	936	(81)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(218)	$(1,154)	$936	(81)%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue was $21 million in the three months ended June 30, 2022 under the collaboration project plan with Toyota Motor Corporation.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan and, in turn, no revenue was recognized during the three months ended June 30, 2023.
Operating expenses
Research and development increased by $3 million, or 2%, to $187 million in the three months ended June 30, 2023 from $184 million in the three months ended June 30, 2022, primarily driven by an increase in personnel costs, partially offset by a decline in stock-based compensation. Research and development included non-cash stock-based compensation of $37 million and $42 million in the three months ended June 30, 2023 and 2022, respectively.
Selling, general and administrative decreased by $4 million, or 12%, to $30 million in the three months ended June 30, 2023 from $34 million in the three months ended June 30, 2022. Selling, general and administrative included non-cash stock-based compensation of $6 million and $5 million in the three months ended June 30, 2023 and 2022, respectively.
Other income (expense)
The change in fair value of derivative liabilities was a loss of $10 million and a gain of $40 million in the three months ended June 30, 2023 and 2022, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net was $9 million and $3 million in the three months ended June 30, 2023 and 2022, respectively, primarily due to income from cash equivalents and short-term investments.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

	Six Months Ended June 30,		$ Change	% Change
(in millions, except for percentages)	2023	2022
Collaboration revenue	$—	$63	$(63)	n/m(1)
Operating expenses:
Research and development	364	338	26	8%
Selling, general and administrative	61	65	(4)	(6)%
Goodwill impairment	—	1,000	(1,000)	n/m(1)
Total operating expenses	425	1,403	(978)	(70)%
Loss from operations	(425)	(1,340)	915	(68)%
Other income (expense):
Change in fair value of derivative liabilities	(12)	106	(118)	(111)%
Other income, net	23	3	20	n/m(1)
Loss before income taxes	(414)	(1,231)	817	(66)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(414)	$(1,231)	$817	(66)%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue was $63 million in the six months ended June 30, 2022 under the collaboration project plan with Toyota Motor Corporation.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan and, in turn, no revenue was recognized during the six months ended June 30, 2023.
Operating expenses
Research and development increased by $26 million, or 8%, to $364 million in the six months ended June 30, 2023 from $338 million in the six months ended June 30, 2022, primarily driven by an increase in personnel and software development costs, partially offset by a decrease in hardware developments costs. Research and development included non-cash stock-based compensation of $71 million and $68 million in the six months ended June 30, 2023 and 2022, respectively.
Selling, general and administrative decreased by $4 million, or 6%, to $61 million in the six months ended June 30, 2023 from $65 million in the six months ended June 30, 2022. Selling, general and administrative included non-cash stock-based compensation of $11 million and $8 million in the six months ended June 30, 2023 and 2022, respectively.
The Company recognized goodwill impairment of $1,000 million during the six months ended June 30, 2022 as a result of goodwill impairment assessments performed due to significant declines in the market price of the Company’s Class A common stock and its market capitalization. No goodwill impairment was recorded during the six months ended June 30, 2023.
Other income (expense)
The change in fair value of derivative liabilities resulted in a loss of $12 million and a gain of $106 million in the six months ended June 30, 2023 and 2022, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net was $23 million in the six months ended June 30, 2023, compared to $3 million in the six months ended June 30, 2022, primarily due to an increase in interest income earned on short-term investments.

Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were $165 million of cash and cash equivalents and $620 million of short-term investments, exclusive of restricted cash of $17 million. Cash and cash equivalents primarily consist of money market funds and U.S. Treasury securities. Short-term investments consist of U.S. Treasury securities.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses and that we will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. Subsequent to the second quarter of 2023, we raised $853 million in equity capital from the Public Offering and the Private Placement, receiving net proceeds of $828 million after transaction costs. We expect our total liquidity will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report.
Worldwide economic conditions remain uncertain, particularly increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.
Cash Flows
Cash flows for the periods were as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(318)	$(225)
Net cash provided by (used in) investing activities	228	(842)
Net cash (used in) provided by financing activities	(5)	7
Net decrease	(95)	(1,060)
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$182	$566
Cash Flows Used in Operating Activities
Net cash used in operating activities was $318 million for the six months ended June 30, 2023, an increase of $93 million from $225 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we received payments of $95 million under the collaboration project plan with Toyota. Net cash used in operating activities for the six months ended June 30, 2023 was not impacted by this cash activity.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $228 million for the six months ended June 30, 2023, primarily due to cash received from net maturities of short-term investments. Net cash used by investing activities was $842 million for the six months ended June 30, 2022, primarily due to the purchase of short-term investments.
Cash Flows (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was not significant in the six months ended June 30, 2023 and 2022.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and six months ended June 30, 2023 and 2022.
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
Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. This may make it difficult to compare our financial results with the financial results of other public companies that are either not emerging growth companies or emerging growth companies that have chosen not to take advantage of the extended transition period. We expect to lose our “emerging growth company” status as of December 31, 2023.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses on an annual basis since our inception. During the six months ended June 30, 2023 and 2022, we incurred net losses of $414 million and $1,231 million, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect to continue investing in research and development to improve our self-driving technology. Beyond the net proceeds raised in the Public Offering and the Private Placement, we expect we will need to seek equity or debt financing to fund a portion of our future expenditures. Such financing might not be available to us in a timely manner, on terms that are acceptable, or at all.
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
Our estimates of our cash needs may prove inaccurate in which case we may need to raise capital sooner or change our operating plans and timelines.
We are spending significant amounts to develop our business and have estimated how much cash we will need on a quarterly basis until we raise additional funds or achieve cash flow positive. These estimates are based on our current operating plan and are subject to significant uncertainties and contingencies, many of which are beyond our control. Our estimates regarding our cash expenditures may prove inaccurate, causing the actual amount to differ from our estimates. In particular, we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. We may also find that our business operations are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our cash needs and losses. If our cash expenditures are higher than expected, we may need to raise capital sooner than expected or change our operating plans and timelines. There can be no assurance that we will be able to raise additional capital on acceptable terms or at all.
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
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could materially and adversely affect our business, financial condition and results of operations. We note we have several offices located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war, including the ongoing geopolitical tensions related to Russia’s actions in Ukraine, could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.
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
Included on our balance sheet as of June 30, 2023 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”) with price-based vesting criteria.

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

We are dependent on our suppliers, some of which are single or limited source suppliers (including one partner for the production, provision, and full lifecycle support of the future generation of our Aurora Driver hardware system), and the inability of our partner to produce and deliver necessary and industrialized components at prices and volumes and on terms acceptable to us could materially and adversely affect our business, prospects, financial condition and results of operations.
On April 26, 2023, we entered into the Strategic Partnership Agreement with Continental. Pursuant to the Strategic Partnership Agreement, Continental will, as our “Hardware-as-a-Service” partner, develop the necessary hardware, firmware, fallback system integration, and related services to allow for the integration of the Aurora Driver into production vehicles at OEMs. The Strategic Partnership Agreement provides that we will pay Continental on a per-mile basis for vehicles operated by the Aurora Driver using the future generation of our Aurora Driver hardware system. The term of the Strategic Partnership Agreement began on April 26, 2023 and continues until December 31, 2030. Pursuant to the Strategic Partnership Agreement, Aurora and Continental are each subject to defined and limited exclusivity periods, subject to various exclusions and early termination triggers.
If the services contemplated by the agreement with Continental are not performed, including by reason of termination of the agreement, or if Continental becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure the necessary hardware, firmware, fallback system integration, and related services may be impaired, and we may not be able to obtain, or may face increased costs related to, such hardware, firmware, and services. If we lose Continental as a partner, or if the terms of the Strategic Partnership Agreement are ineffective at incentivizing performance for any reason, there could be an adverse effect on our business, financial condition, results of operations and prospects. While we believe that the Strategic Partnership Agreement contains provisions that adequately disincentivize non-performance by the parties, and while even in the event of non-performance we believe we may be able to establish alternate supply relationships and can obtain or engineer replacement components, we may be unable to do so in the short term (or at all) at prices or quality levels and/or on terms that are favorable to us and we may experience significant delays while re-engineering our system to accept any replacement parts.
While we plan to obtain components from multiple sources whenever it is desirable and permissible under the Strategic Partnership Agreement, in addition to Continental, as it relates to the Aurora Driver, some of the other components used in our hardware and technology will be purchased from single suppliers. We refer to these component suppliers (including Continental) as our single source suppliers. These components are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay commercialization of our products to users. For example, the Aurora Driver relies on single source suppliers for several components including GPU microchips which we use for machine learning inference, vehicle gateway electronic control units, and automotive radar sensors. Supply of these components world-wide may be adversely affected by the business disruptions as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia’s actions in Ukraine and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times.
We are reliant on third-party suppliers to design, develop, industrialize and manufacture components for us. In order for these suppliers to undertake the investment needed to produce these components, they may require us to commit to terms, pricing or purchase volumes that are not acceptable to us.

Manufacturing in collaboration with partners is subject to risks.
Our business model relies on outsourced manufacturing of vehicles, including outsourced manufacturing of our self-driving system hardware and vehicle integration. The cost of tooling a manufacturing facility with a collaboration partner is high, and collaboration with third parties to manufacture vehicles and self-driving system hardware is subject to risks that are outside of our control. We have in the past, and could in the future, experience delays in development and production when and if our partners do not meet agreed upon timelines or experience capacity constraints. There is a risk of potential disputes between Aurora and Continental, as well as between Continental and other third-party partners, which could stop or slow vehicle production, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to such third parties’ collaboration with us. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards.
If Continental is unable to perform under the Strategic Partnership Agreement, we may be unable to enter into agreements with manufacturers on terms and conditions acceptable to us and therefore we may need to contract with other third parties or significantly add to our own production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to adequately complete any transition may be greater than anticipated. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
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
We have incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company than we did as a private company. The Securities Exchange Act of 1934, as amended (the “Exchange Act”), Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities Aurora has not done previously. For example, we created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. In addition, we have obtained director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the day we are deemed to be a large accelerated filer, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) December 31, 2026. We expect to lose our “emerging growth company” status as of December 31, 2023. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. However, while the Delaware Supreme Court has ruled that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. If a court were to find either exclusive forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of June 30, 2023, we had 777 million shares of our Class A common stock and 407 million shares of our Class B common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline significantly.
In connection with the Public Offering, subject to certain exceptions, we and all of our directors and executive officers have agreed not to offer, sell, or agree to sell, directly or indirectly, any shares of common stock without the permission of Goldman Sachs & Co. LLC and Allen & Company LLC for a period of 90 days.
In connection with the Merger, certain holders of our Class A common stock (the “Lock-Up Parties”) entered into lockup agreements (the “Lockup Agreements”), pursuant to which they are contractually restricted from selling or transferring any of their shares of our Class A or Class B common stock (the “Lock-up Shares”) for certain periods of time, subject to certain exceptions. Under the Lockup Agreements,, such lock-up restrictions began at the closing of the Merger (the “Closing”) and end in tranches of 25% of the Lock-Up Parties’ Lock-up Shares at each of (i) November 3, 2022, (ii) November 3, 2023, (iii) November 3, 2024 and (iv) November 3, 2025. Notwithstanding the foregoing, (i) each of Mr. Urmson, Mr. Anderson and Mr. Bagnell (collectively, the “Aurora Founders”) may sell Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement entered into in connection with the Merger) up to an amount of $25 million each and (ii) if, after Closing, Aurora completes a transaction that results in a change of control, the Lock-Up Parties’ Lock-up Shares are released from restriction immediately prior to such change of control. Under the Sponsor Agreement dated July 14, 2021, the Sponsor’s Lock-up Shares are subject to the same releases as the Lock-Up Parties’ Lock-up Shares, except the Sponsor’s Lock-up Shares do not contain the right to sell Registrable Securities held by the Aurora Founders, as described in the previous sentence.
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
Moreover, in connection with the Private Placement, we filed a registration statement with the SEC for the registration for resale of the securities sold in the Private Placement. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common stock could decline.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent 46% of the voting control of the Company as of July 26, 2023. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual-class share structures in certain of their indices. Under such announced policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The exercise of warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of June 30, 2023, we had warrants to purchase an aggregate of 21 million shares of our Class A common stock outstanding, comprising 12 million public warrants and 9 million private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit Number	Description

10.1†*	Strategic Partnership Agreement dated April 26, 2023 between Aurora Innovation, Inc. and Aurora Operations, Inc. and Continental Automotive Technologies GmbH and Continental Autonomous Mobility GmbH

10.2*	Employment Letter between the Registrant and David Maday, dated June 5, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
†    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aurora Innovation, Inc.

Date:	August 2, 2023	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)