Form 10-Q
period 2023-09-30
Aurora Innovation, Inc.
filed 2023-11-02
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,144,106,442 shares of Class A common stock and 375,682,349 shares of Class B common stock as of October 25, 2023.

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
•the impact of infectious diseases, health epidemics and pandemics (such as the COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine), acts of terrorism or responses to these events; and
•other factors detailed under the section entitled “Risk Factors.”
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

Part I - Financial Information
Item 1. Financial Statements.
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$953	$262
Short-term investments	518	839
Other current assets	11	17
Total current assets	1,482	1,118
Property and equipment, net	90	91
Operating lease right-of-use assets	126	138
Acquisition related intangible assets	617	618
Other assets	39	36
Total assets	$2,354	$2,001
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$14	$13
Other current liabilities	77	70
Total current liabilities	91	83
Operating lease liabilities, long-term	111	123
Derivative liabilities	11	4
Other liabilities	7	7
Total liabilities	220	217
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,514 and 1,166 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,552	4,600
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(3,418)	(2,814)
Total stockholders’ equity	2,134	1,784
Total liabilities and stockholders’ equity	$2,354	$2,001
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$3	$—	$66
Operating expenses:
Research and development	182	170	546	508
Selling, general and administrative	30	33	91	98
Goodwill impairment	—	—	—	1,000
Total operating expenses	212	203	637	1,606
Loss from operations	(212)	(200)	(637)	(1,540)
Other income (expense):
Change in fair value of derivative liabilities	5	(3)	(7)	103
Other income, net	17	5	40	8
Loss before income taxes	(190)	(198)	(604)	(1,429)
Income tax expense	—	—	—	—
Net loss	$(190)	$(198)	$(604)	$(1,429)

Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.48)	$(1.26)
Basic and diluted weighted-average shares outstanding	1,432	1,152	1,261	1,137
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(190)	$(198)	$(604)	$(1,429)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	1	1	2	(3)
Other comprehensive income (loss)	1	1	2	(3)
Comprehensive loss	$(189)	$(197)	$(602)	$(1,432)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of June 30, 2022	1,147	$—	$4,516	$(4)	$(2,322)	$2,190
Equity issued under incentive compensation plans	11	—	3	—	—	3
Stock-based compensation	—	—	37	—	—	37
Comprehensive loss	—	—	—	1	(198)	(197)
Balance as of September 30, 2022	1,158	$—	$4,556	$(3)	$(2,520)	$2,033

Balance as of June 30, 2023	1,184	$—	$4,679	$(1)	$(3,228)	$1,450
Equity issued under incentive compensation plans	24	—	4	—	—	4
Issuance of common stock in the Private Placement, net of issuance costs	222	—	584	—	—	584
Issuance of common stock in the Public Offering, net of issuance costs	84	—	244	—	—	244
Stock-based compensation	—	—	41	—	—	41
Comprehensive loss	—	—	—	1	(190)	(189)
Balance as of September 30, 2023	1,514	$—	$5,552	$—	$(3,418)	$2,134
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	1,123	$—	$4,433	$—	$(1,091)	$3,342
Equity issued under incentive compensation plans	35	—	11	—	—	11
Stock-based compensation	—	—	112	—	—	112
Comprehensive loss	—	—	—	(3)	(1,429)	(1,432)
Balance as of September 30, 2022	1,158	$—	$4,556	$(3)	$(2,520)	$2,033

Balance as of December 31, 2022	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
Equity issued under incentive compensation plans	42	—	1	—	—	1
Issuance of common stock in the Private Placement, net of issuance costs	222	—	584	—	—	584
Issuance of common stock in the Public Offering, net of issuance costs	84	—	244	—	—	244
Stock-based compensation	—	—	123	—	—	123
Comprehensive loss	—	—	—	2	(604)	(602)
Balance as of September 30, 2023	1,514	$—	$5,552	$—	$(3,418)	$2,134
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(604)	$(1,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	17
Reduction in the carrying amount of right-of-use assets	21	21
Stock-based compensation	123	112
Goodwill impairment	—	1,000
Change in fair value of derivative liabilities	7	(103)
Accretion of discount on short-term investments	(20)	—
Other operating activities	(1)	1
Changes in operating assets and liabilities:
Other current and non-current assets	8	51
Operating lease liabilities	(20)	(19)
Other current and non-current liabilities	6	(18)
Net cash used in operating activities	(465)	(367)
Cash flows from investing activities
Purchases of property and equipment	(11)	(12)
Purchases of short-term investments	(692)	(1,220)
Maturities of short-term investments	1,035	466
Net cash provided by (used in) investing activities	332	(766)
Cash flows from financing activities
Proceeds from issuance of common stock	835	12
Other financing activities	(8)	(2)
Net cash provided by financing activities	827	10
Net increase (decrease) in cash, cash equivalents, and restricted cash	694	(1,123)
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$971	$503
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
Note 3. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$953	$262
Restricted cash, long-term (a)	18	15
Total cash, cash equivalents and restricted cash	$971	$277
(a) Included in other assets on the consolidated balance sheets

The components of cash, cash equivalents and short-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Bank deposits	Level 1	$—	$1
Money market funds	Level 1	868	204
U.S. Treasury securities	Level 2	85	57
Total cash and cash equivalents		$953	$262
Short-term investments:
U.S. Treasury securities	Level 2	$518	$839
Total short-term investments		$518	$839
The amortized cost, unrealized gains and losses, and fair value of available-for-sale debt securities were as follows (in millions):

	As of September 30, 2023
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$518	$—	$518

	As of December 31, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$841	$(2)	$839
Note 4. Collaboration Revenue
During the nine months ended September 30, 2022, the Company received payments of $100 million under the collaboration project plan with Toyota and recognized collaboration revenue of $3 million and $66 million during the three and nine months ended September 30, 2022, respectively.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan with Toyota and, in turn, no revenue was recognized during the three and nine months ended September 30, 2023.
Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at September 30, 2023 and December 31, 2022.
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
The Company had 1,124 million and 754 million shares of Class A common stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively. The Company had 390 million and 412 million shares of Class B common stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively.
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
Note 6. Equity Incentive Plans
The Company has outstanding awards granted under four equity compensation plans: the 2021 Equity Incentive Plan, as amended (the “Plan”), the Aurora Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), the Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan (the “Blackmore Plan”), and the OURS Technology Inc 2017 Stock Incentive Plan, as amended (the “OURS Plan”). The Company assumed awards under the 2017 Plan, the Blackmore Plan and the OURS Plan to the extent such employees continued as employees of the Company.
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of September 30, 2023, there were 199 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of September 30, 2023.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$36	$31	$107	$99
Selling, general, and administrative	5	5	16	13
Total	$41	$36	$123	$112
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

RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2022	103	$3.70
Granted	58	1.72
Vested	(38)	3.36
Forfeited	(13)	3.26
Unvested at September 30, 2023	110	$2.83
The unrecognized stock-based compensation related to unvested RSUs was $264 million at September 30, 2023 and will be recognized over a weighted average period of 2.5 years. The fair value of RSUs as of their respective vesting dates was $92 million for the nine months ended September 30, 2023.
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
Stock options granted under the Plan and the 2017 Plan during the nine months ended September 30, 2023 were as follows:

Nine Months Ended September 30, 2023
Stock options granted (in millions)	56
Weighted average grant date fair value	$0.96
Weighted average grant date fair value assumptions:
Expected term	5.8 years
Risk-free interest rates	4.3%
Expected volatility	55.0%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	63	$1.76
Granted	56	1.73
Exercised	(8)	0.82
Forfeited	(5)	2.05
Expired	(2)	3.10
Outstanding at September 30, 2023	104	$1.77	7.8	$83
Exercisable at September 30, 2023	52	$1.65	6.3	$48
The unrecognized stock-based compensation related to unvested stock options was $50 million as of September 30, 2023 and will be recognized over a weighted average period of 2.7 years. The intrinsic value of stock options exercised was $14 million for the nine months ended September 30, 2023.

Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2023	December 31, 2022
Public warrants	Level 1	$4	$2
Private placement warrants	Level 2	3	1
Common stock warrants		7	3
Earnout share liabilities	Level 3	4	1
Total derivative liabilities		$11	$4
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of September 30, 2023 and December 31, 2022. Private placement warrants outstanding were 9 million as of September 30, 2023 and December 31, 2022.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of September 30, 2023 and December 31, 2022.
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock warrants	$3	$(2)	$(4)	$56
Earnout share liabilities	2	(1)	(3)	47
Change in fair value of derivative liabilities	$5	$(3)	$(7)	$103
Note 8. Leases
The Company leases office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million in the three months ended September 30, 2023 and 2022 and $21 million in the nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 8.3 years and a weighted average discount rate of 6.9%.
Future lease payments for leases that have not yet commenced were $32 million as of September 30, 2023. Lease commencement will occur once the lessor substantially completes construction to make the underlying asset available for use.

Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	September 30, 2023	December 31, 2022
Land	$14	$14
Buildings and leasehold improvements	78	70
Equipment	24	24
Vehicles	12	7
Other	15	15
	143	130
Less accumulated depreciation and amortization	(53)	(39)
Total property and equipment, net	$90	$91
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	September 30, 2023	December 31, 2022
Accrued compensation	$46	$52
Other accrued expenses	31	18
Total accrued expenses and other current liabilities	$77	$70
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	September 30, 2023	September 30, 2022
RSUs	110	108
Stock options	105	65
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	241	199
Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and nine months ended September 30, 2023 and 2022.

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
Aurora’s Business
Aurora is developing the Aurora Driver based on what we believe to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst vehicle types and applications. To date, it has been successfully integrated into numerous different vehicle platforms: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating one driver system for multiple vehicle types and use cases, Aurora’s capabilities in one market reinforce and strengthen its competitive advantages in others. For example, highway driving capabilities developed for trucking will carry over to highway segments driven by passenger vehicles in ride-hailing applications. We believe this approach will enable us to target and transform the transportation landscape, including trucking, passenger mobility, and local goods delivery market.
We expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which customers or third parties will purchase, manage, and maintain fleets directly, while subscribing to the Aurora Driver and a suite of related services. We do not intend to own nor operate a large number of vehicles ourselves. Throughout commercialization, we expect to earn revenue on a fee per mile basis. We intend to partner with OEMs, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships. During the start of commercialization, though, we expect to briefly operate our own logistics and mobility services, where we own or lease and operate a small fleet of vehicles equipped with our Aurora Driver. This level of control is useful during early commercialization as we define operational processes and playbooks for our partners.
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
Continental Strategic Partnership Agreement
On April 26, 2023, we entered into a Strategic Partnership Agreement with Continental Automotive Technologies GmbH and its wholly owned subsidiary, Continental Autonomous Mobility Germany GmbH (collectively, “Continental”), which was amended on August 30, 2023 to memorialize a short term extension of the finalization period. On September 27, 2023, the parties further amended and restated the Strategic Partnership Agreement in its entirety, which among other things, marked the completion of such finalization period, memorialized the achievement of a milestone contemplated therein, aligned on additional parameters, including certain additional details related to development costs and costs of Aurora’s future generation of its Aurora Driver hardware system (the “AD Kits”), finalized certain appendices in accordance therewith, and extended the term of the agreement for an additional three months. Pursuant to the Strategic Partnership Agreement, Continental will, among other things, act as our “Hardware-as-a-Service” partner for the production, provision, and full lifecycle support of the AD Kits. The Strategic Partnership Agreement provides that we will pay Continental on a per-mile basis for vehicles operated by the Aurora Driver using the future generation of our Aurora Driver hardware system. The term of the Strategic Partnership Agreement continues until March 31, 2031. Pursuant to the Strategic Partnership Agreement, Aurora and Continental are each subject to defined and limited exclusivity periods, subject to various exclusions and early termination triggers.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2023	2022
Collaboration revenue	$—	$3	$(3)	n/m(1)
Operating expenses:
Research and development	182	170	12	7%
Selling, general and administrative	30	33	(3)	(9)%
Goodwill impairment	—	—	—	n/m(1)
Total operating expenses	212	203	9	4%
Loss from operations	(212)	(200)	(12)	6%
Other income (expense):
Change in fair value of derivative liabilities	5	(3)	8	n/m(1)
Other income, net	17	5	12	240%
Loss before income taxes	(190)	(198)	8	(4)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(190)	$(198)	$8	(4)%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue was $3 million in the three months ended September 30, 2022 under the collaboration project plan with Toyota Motor Corporation.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan and, in turn, no revenue was recognized during the three months ended September 30, 2023.
Operating expenses
Research and development increased by $12 million, or 7%, to $182 million in the three months ended September 30, 2023 from $170 million in the three months ended September 30, 2022, primarily driven by an increase in personnel costs. Research and development included non-cash stock-based compensation of $36 million and $31 million in the three months ended September 30, 2023 and 2022, respectively.
Selling, general and administrative decreased by $3 million, or 9%, to $30 million in the three months ended September 30, 2023 from $33 million in the three months ended September 30, 2022. Selling, general and administrative included non-cash stock-based compensation of $5 million in the three months ended September 30, 2023 and 2022.
Other income (expense)
The change in fair value of derivative liabilities was income of $5 million and expense of $3 million in the three months ended September 30, 2023 and 2022, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net was $17 million in the three months ended September 30, 2023, compared to $5 million in the three months ended September 30, 2022, primarily due to an increase in interest income earned on cash equivalents and short-term investments.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2023	2022
Collaboration revenue	$—	$66	$(66)	n/m(1)
Operating expenses:
Research and development	546	508	38	7%
Selling, general and administrative	91	98	(7)	(7)%
Goodwill impairment	—	1,000	(1,000)	n/m(1)
Total operating expenses	637	1,606	(969)	(60)%
Loss from operations	(637)	(1,540)	903	(59)%
Other income (expense):
Change in fair value of derivative liabilities	(7)	103	(110)	n/m(1)
Other income, net	40	8	32	400%
Loss before income taxes	(604)	(1,429)	825	(58)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(604)	$(1,429)	$825	(58)%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue was $66 million in the nine months ended September 30, 2022 under the collaboration project plan with Toyota Motor Corporation.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan and, in turn, no revenue was recognized during the nine months ended September 30, 2023.
Operating expenses
Research and development increased by $38 million, or 7%, to $546 million in the nine months ended September 30, 2023 from $508 million in the nine months ended September 30, 2022, primarily driven by an increase in personnel and software development costs, partially offset by a decrease in hardware developments costs. Research and development included non-cash stock-based compensation of $107 million and $99 million in the nine months ended September 30, 2023 and 2022, respectively.
Selling, general and administrative decreased by $7 million, or 7%, to $91 million in the nine months ended September 30, 2023 from $98 million in the nine months ended September 30, 2022. Selling, general and administrative included non-cash stock-based compensation of $16 million and $13 million in the nine months ended September 30, 2023 and 2022, respectively.
The Company recognized goodwill impairment of $1,000 million during the nine months ended September 30, 2022 as a result of goodwill impairment assessments performed due to significant declines in the market price of the Company’s Class A common stock and its market capitalization. No goodwill impairment was recorded during the nine months ended September 30, 2023.
Other income (expense)
The change in fair value of derivative liabilities resulted in expense of $7 million and income of $103 million in the nine months ended September 30, 2023 and 2022, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net was $40 million in the nine months ended September 30, 2023, compared to $8 million in the nine months ended September 30, 2022, primarily due to an increase in interest income earned on cash equivalents and short-term investments.

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were $953 million of cash and cash equivalents and $518 million of short-term investments, exclusive of restricted cash of $18 million. Cash and cash equivalents primarily consist of money market funds and U.S. Treasury securities. Short-term investments consist of U.S. Treasury securities.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses and that we will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. During the third quarter of 2023, we raised $853 million in equity capital from the Public Offering and the Private Placement, receiving net proceeds of $828 million after transaction costs. We expect our total liquidity will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(465)	$(367)
Net cash provided by (used in) investing activities	332	(766)
Net cash provided by financing activities	827	10
Net increase (decrease)	694	(1,123)
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$971	$503
Cash Flows Used in Operating Activities
Net cash used in operating activities was $465 million for the nine months ended September 30, 2023, an increase of $98 million from $367 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we received the final payments under the collaboration project plan with Toyota of $100 million.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $332 million for the nine months ended September 30, 2023, primarily due to cash received from net maturities of short-term investments. Net cash used by investing activities was $766 million for the nine months ended September 30, 2022, primarily due to the purchase of short-term investments.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $827 million in the nine months ended September 30, 2023, an increase of $817 million from $10 million for the nine months ended September 30, 2022 due to net proceeds received from the Private Placement and Public Offering.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and nine months ended September 30, 2023 and 2022.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. Unless the context otherwise requires, all references in this section to the “Company,” “Aurora,” “we,” “us,” or “our” refer to the business of Aurora Innovation Holdings, Inc. and its subsidiaries prior to the consummation of the Merger, and to Aurora Innovation, Inc. and its subsidiaries after the completion of the Merger.
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
•We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and partners’ and end-customers’ data processed by us or third-party vendors or suppliers.
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
•Burdensome regulations, inconsistent regulations, or a failure to receive regulatory approvals or exemptions for our technology could have a material adverse effect on our business, financial condition and results of operation.
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
We have incurred net losses on an annual basis since our inception. During the nine months ended September 30, 2023 and 2022, we incurred net losses of $604 million and $1,429 million, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
It is possible that our technology will have more limited performance or technology development and commercialization may take us longer to complete than is currently projected. This would adversely impact our addressable markets, commercial competitiveness, and business prospects.
Our products and self-driving system are technical and complex, and commercial application requires that we meet very high standards for technology performance and system safety. We may be unable to timely release new products that meet our intended commercial use cases, and we may therefore experience more limited monetization of our technology. These risks are particularly relevant for factors such as our self-driving system’s operational domain (i.e., the conditions under which our system is designed to operate), which includes variables such as traversable road networks, speeds, and weather patterns. It is possible that there may be additional limitations in our operating capabilities that are dependent upon a number of factors, including, for example, vehicle type (e.g. car, truck) and actor density (e.g. pedestrians, cyclists). If that is the case, we may be more restricted in our addressable market opportunities.
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

We publicly disclose certain progress and performance metrics, including the Autonomy Readiness Measure and the Autonomy Performance Indicator. These metrics are subject to inherent challenges in measurement; real or perceived inaccuracies in such metrics and metrics values that are below expectations could materially and adversely affect our business, prospects, financial condition and results of operations.
We publicly disclose a measure of our progress toward the commercial launch of Aurora Horizon (the “Autonomy Readiness Measure”). The Autonomy Readiness Measure is the weighted function of completeness of our Safety Case (which is an internally-derived, claims-based approach that provides a generalized structured argument to addressing safety items implicated by developing and operating self-driving technology on public roads). There are inherent challenges in calculating the Autonomy Readiness Measure, including the fact that management judgment is used when applying weighting to individual pieces of evidence that support the claims that we are making in our Safety Case (e.g., based on complexity, effort required to complete, scope of the Company’s commercial launch route, etc.) as well as when evaluating the percentage complete of a particular piece of evidence. If individual pieces of evidence supporting the claims of our Safety Case turn out to be more complex, more challenging to complete, insufficiently comprehensive or conclusive, or more time or capital intensive than we originally anticipated, adjustments will be required to be made to our calculations of the Autonomy Readiness Measure. If our Autonomy Readiness Measure is not an accurate representation of our progress toward commercial launch, or if investors perceive this measure not to be accurate, or if we discover material inaccuracies in the Safety Case or our calculations of the Autonomy Readiness Measure, our reputation may be significantly harmed, the timing of commercial launch of Aurora Horizon could be delayed, and our stock price could decline, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.
    We also publicly disclose supplemental information regarding the on-road performance of the Aurora Driver (the “Autonomy Performance Indicator”). There are inherent challenges in calculating this metric. For example, one of the components of this indicator is commercially representative miles driven where the vehicle received human assistance via a vehicle operator intervention or other on-site support, but where it is determined, through internal analysis including simulation, that the support received was not required by the Aurora Driver. There is management judgment involved in using internal analysis to determine whether or not such human assistance was necessary, and third parties may reasonably disagree with positions taken by the Company on such determinations. Further, it is possible that we could conclude that human assistance was not necessary even where the Aurora Driver did not perform correctly and/or in a way that we intended. Additionally, we do not expect the Autonomy Performance Indicator to increase linearly as we approach commercial launch, nor do we anticipate that this indicator will be 100% even at launch, because certain situations (e.g., flat tires) will always require on-site support. If the Autonomy Performance Indicator is not a sufficient or accurate representation of the Aurora Driver’s on-road performance, if investors do not perceive it to be accurate, or it does not convey the level of performance anticipated, our reputation may be significantly harmed, our stock price could decline, and any of which could materially and adversely affect our business, prospects, financial condition and results of operations.
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
The market for self-driving technology is highly competitive and can be easily influenced by rapid technological change. Our future success will depend on our ability to develop and commercialize in a sufficiently timely manner in order to maintain competitiveness. Several companies, including, but not limited to, Waymo, GM Cruise, TuSimple, Tesla, Zoox/Amazon, Apple, Motional, Pony.ai, and Intel Mobileye are investing heavily in building this technology. These companies compete with us directly by offering self-driving technology for the same or similar use cases. If our competitors, including those previously mentioned, broadly commercialize their technology before we do, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us.

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
Our business plan envisions a two-phase process for ownership and operation of Aurora Driver-powered self-driving vehicles. Early in our commercialization, we intend to own or lease and operate a limited fleet and will invest in self-driving system hardware, base vehicles, and commercial facilities (such as freight terminals). We believe this firsthand experience will help us to harden our operational processes, service level agreements, and enable a more effective transition to working with external partners on operational activities. After this initial period of Aurora ownership and operation, we expect to transition to a Driver as a Service business model. Under this model, one or more third-party partners would own and operate Aurora Driver-powered vehicles and would also manage activities such as financing, maintenance, cleaning, and fleet facilities.
Since it is more capital-intensive for us to own or lease and operate our own fleet of vehicles, any delay in the transition to the Driver as a Service model will require additional investments of capital and could mean we may not be able to reach scale as quickly as projected in prior filings. In addition, it is possible that we may be required to fund and operate commercial facilities as part of our product offering, as opposed to partnering with third parties. Although we believe, based on partner discussions, that such a transition will be possible in our intended timeframes, there is no guarantee that third parties will be able or willing to own and operate Aurora Driver-powered vehicles as soon or ramp as quickly as expected at desirable commercial terms. Similarly, we expect to partner with other third parties who will own and operate terminal facilities, but we may determine that we will need to own or operate more of these facilities ourselves. Such difficulties could have adverse impacts on our business, prospects, financial condition, and growth potential. As such, this model may present unpredictable challenges associated with third-party dependency which could materially and adversely affect our business, financial condition and results of operations.

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
Our success depends, in significant part, on the continued services of our senior management team, which has extensive experience in the self-driving industry. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and could materially and adversely affect our business, financial condition and results of operations. In particular, we are highly dependent on Chris Urmson, our Founder and Chief Executive Officer, who remains deeply involved in all aspects of our business, including product development. If Mr. Urmson ceased to be involved with Aurora, this would adversely affect our business because his departure could make it more difficult to, among other things, compete with other market participants, manage our R&D activities and retain existing partners or cultivate new ones. Negative public perception of, or negative news related to, Mr. Urmson may adversely affect our brand, relationship with partners or standing in the industry.
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
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events (such as the outbreak of the COVID-19 pandemic), could materially and adversely affect our business, financial condition and results of operations. We note we have several offices located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war, including the ongoing geopolitical tensions related to Russia’s actions in Ukraine, could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.
Interruption or failure of Amazon Web Services or other information technology and communications systems that we rely upon could materially and adversely affect our business, financial condition and results of operations.
We currently rely on Amazon Web Services (“AWS”) to host our technology and support our technology development. The availability and effectiveness of our services depend on the continued operation of AWS, information technology, and communications systems. Our systems will be vulnerable to damage, interruption or any other compromise as the result of, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, ransomware, and other malicious code, denial or degradation of service attacks, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We utilize reputable third-party service providers or vendors for storage and hosting of a substantial portion of our data and source code, and these providers could also be vulnerable to harms similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand the usage of our platform. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our business.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and partners’ and end-customers’ data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
We are at risk for interruptions, outages and breaches of, and cyber events and other incidents impacting: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software; or confidential, proprietary, and other data, including partners’ or end-customers’ or driver data, that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information, technology or materials; compromise certain information of partners, end-customers, employees, suppliers, drivers or others, and lead to the loss or unavailability of, unauthorized access or damage to, or inappropriate access to, or use, disclosure or otherwise processing of, confidential information and other data we maintain or otherwise process or that is maintained or otherwise processed on our behalf; jeopardize the security of our facilities; or affect the performance of in-product technology. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, distributed denial of service attacks, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time, and we may face difficulties and delays in identifying, responding to, and otherwise addressing security breaches and incidents. Since the COVID-19 pandemic, more of our and our service providers’ personnel are working remotely, which increases the risks of security breaches and cyberattacks. Although we maintain and continue to develop information technology measures designed to protect us against intellectual property, technology, and materials theft, data breaches and other cyber incidents, including a formal incident response plan, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property rights and proprietary or competitively sensitive information, technology or materials, or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Further, we utilize reputable third-party service providers or vendors for storage and hosting of a substantial portion of our data and source code. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our intellectual property rights and proprietary or competitively sensitive information, technology or materials could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
There have been reports of traditional, non-autonomous vehicles being “hacked” to grant access to and operation of those vehicles to unauthorized persons. Aurora Driver-powered vehicles contain complex IT systems and are designed with built-in data connectivity. We are implementing security measures intended to prevent unauthorized access to the information technology networks and systems installed in our vehicles. However, hackers or third parties may attempt to gain unauthorized access to modify, alter, and use such networks and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to access data stored in or generated by our products. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, there can be no assurance that we will be able to anticipate, or implement adequate measures to protect against, these attacks. Any such security incidents could result in unexpected control of or changes to the vehicles’ functionality and safe operation and any such incidents, or the reporting or perception that they have occurred, could result in legal claims or proceedings, regulatory inquiries, investigations, and other proceedings, and negative publicity and harm to our reputation, which would negatively affect our brand and harm our business, prospects, financial condition, and operating results. Additionally, any similar incidents suffered by our competitors or other companies in the self-driving vehicle ecosystem, or the reporting or perception of them having occurred, may also result in negative publicity and concerns about the security of self-driving technology, which could negatively affect our brand and harm our business, prospects, financial condition, and operating results.
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
In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, financial distress caused by recent or potential bank failures and the associated banking crisis, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. Over the past year, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our technology and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
Our financial instruments, including warrants, are accounted for as liabilities and the changes in fair value could have a material effect on our financial results.
Included on our balance sheet as of September 30, 2023 and December 31, 2022 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”) with price-based vesting criteria.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and material weaknesses could result in us being unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors losing confidence in our financial reporting, our securities price declining or us facing litigation as a result of the foregoing.
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
In addition to the potential net operating loss carryforward limitations previously noted above, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use these or our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
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
Our self-driving technology is integrated into the vehicles of our OEM partners, while logistics services partners, ride-sharing partners and fleet service partners can act as both a customer and an operator of Aurora Driver-powered vehicles. While we are providing our self-driving technology to these partners, they are simultaneously providing their vehicles, fleet operational activities, and, in some cases, access to end-customers.
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

We are dependent on our suppliers, some of which are single or limited source suppliers (including one partner for the production, provision, and full lifecycle support of the future generation of our Aurora Driver hardware system), and the inability of our supplier(s) to produce and deliver necessary and industrialized components at prices and volumes and on terms acceptable to us could materially and adversely affect our business, prospects, financial condition and results of operations.
On April 26, 2023, we entered into the Strategic Partnership Agreement with Continental, which was amended on August 30, 2023 and further amended and restated on September 27, 2023. Pursuant to the Strategic Partnership Agreement, Continental will, as our “Hardware-as-a-Service” partner, develop the necessary hardware, firmware, fallback system integration, and related services to allow for the integration of the Aurora Driver into production vehicles at OEMs. The Strategic Partnership Agreement provides that we will pay Continental on a per-mile basis for vehicles operated by the Aurora Driver using the future generation of our Aurora Driver hardware system. The term of the Strategic Partnership Agreement continues until March 31, 2031. Pursuant to the Strategic Partnership Agreement, Aurora and Continental are each subject to defined and limited exclusivity periods, subject to various exclusions and early termination triggers.
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
Risks Related to Our Legal and Regulatory Environment
Burdensome regulations, inconsistent regulations, or a failure to receive regulatory approvals or exemptions for our technology could have a material adverse effect on our business, financial condition and results of operation.
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
It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g. federal, state, local, and international). For example, certain U.S. states have legal restrictions on automation, and many other states are considering them. Such a regulatory patchwork could hinder the commercial deployment of our technology and have adverse effects on our business prospects and financial condition.
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
For example, the U.S. government announced controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These controls also apply to certain hardware containing these specified integrated circuits, or could be expanded to other products applicable to Aurora’s business. It is possible that the Chinese government will retaliate in ways that could impact our business. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China.
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

Any product recall of ours or our partners in the future may result in adverse publicity, damage our brand and could materially and adversely affect our business, financial condition and results of operations. In the future, we may voluntarily or involuntarily initiate a recall if any vehicles powered by our self-driving technology prove to be defective or non-compliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management’s attention and other resources, which could materially and adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.
Once we commercialize our technology, we may be required to obtain specialized insurance, which may not be available at the capacity level or on the terms that we require to achieve the economics we expect. Further, any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our partners could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. Any of these events could materially and adversely affect our brand, relationships with partners, business, financial condition or results of operations.
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
The protection against unauthorized use of our intellectual property rights, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patent portfolio is foundational in the area of self-driving technology. Unauthorized parties may attempt to copy or reverse engineer our technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States.
Any such litigation, whether initiated by us or a third party, could result in substantial costs and diversion of resources and management’s attention, either of which could materially and adversely affect our business, financial condition and results of operations. Even if we obtain favorable outcomes in litigation, we may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.
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
Although we hold key patents related to our technology, a number of companies, organizations, or individuals, both within and outside of the self-driving vehicle industry, hold other patents covering aspects of self-driving technology. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. In recent years, there has been significant litigation globally involving patents and other intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property rights holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market, expand to new use cases and face increasing competition. We are also party to certain agreements that may limit our trademark rights in certain jurisdictions; while we believe these agreements are unlikely to have a significant impact on our business as currently conducted, our ability to use our existing trademarks in new business lines in the future may be limited. In addition, parties may claim that the names and branding of our products infringe their trademark rights in certain countries or territories. Although we intend to vigorously defend our intellectual property rights, if such a claim were to prevail, we may have to change the names and branding of our products in the affected territories and we could incur other costs.
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
Our defense of intellectual property rights claims brought against us or our partners, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert resources and management’s attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our partners and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could materially and adversely affect our business, financial condition and results of operations.
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
We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demands on resources and management’s attention.

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
Risks Related to Ownership of Our Securities
We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could materially and adversely affect our business, prospects, financial condition and results of operations.
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
Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. For example, on December 31, 2023, we expect to lose our emerging growth company status, and we will become subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. As a result of losing emerging growth company status, we will also become subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a non-binding advisory vote on executive compensation. In addition, expenses associated with SEC reporting requirements already have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It has also become more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the day we are deemed to be a large accelerated filer, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) December 31, 2026. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. We expect to lose our “emerging growth company” status as of December 31, 2023.
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
We may be subject to securities litigation, which is expensive and could divert management’s attention.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of September 30, 2023, we had 1,124 million shares of our Class A common stock and 390 million shares of our Class B common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline significantly.

In connection with the Merger, certain holders of our Class A common stock (the “Lock-Up Parties”) entered into lockup agreements (the “Lockup Agreements”), pursuant to which they are contractually restricted from selling or transferring any of their shares of our Class A or Class B common stock (the “Lock-up Shares”) for certain periods of time, subject to certain exceptions. Under the Lockup Agreements, such lock-up restrictions began at the closing of the Merger (the “Closing”) and end in tranches of 25% of the Lock-Up Parties’ Lock-up Shares at each of (i) November 3, 2022, (ii) November 3, 2023, (iii) November 3, 2024 and (iv) November 3, 2025. Notwithstanding the foregoing, (i) each of Mr. Urmson, Mr. Anderson and Mr. Bagnell (collectively, the “Aurora Founders”) may sell Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement entered into in connection with the Merger) up to an amount of $25 million each and (ii) if, after Closing, Aurora completes a transaction that results in a change of control, the Lock-Up Parties’ Lock-up Shares are released from restriction immediately prior to such change of control. Under the Sponsor Agreement dated July 14, 2021, the Sponsor’s Lock-up Shares are subject to the same releases as the Lock-Up Parties’ Lock-up Shares, except the Sponsor’s Lock-up Shares do not contain the right to sell Registrable Securities held by the Aurora Founders, as described in the previous sentence.
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
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
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
•general economic and political conditions such as recessions, interest rates, fuel prices, bank failures and international currency fluctuations; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (such as the COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine), acts of terrorism or responses to these events.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent 46% of the voting control of the Company as of September 30, 2023. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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
As of September 30, 2023, we had warrants to purchase an aggregate of 21 million shares of our Class A common stock outstanding, comprising 12 million public warrants and 9 million private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who covers us were to cease the coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There have been no unregistered sales of securities other than previously disclosed by us in our Current Report on Form 8-K, as filed with the SEC on July 19, 2023.
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

10.1†*
Amendment No. 1 to Strategic Partnership Agreement, dated August 30, 2023, by and among the Registrant and Aurora Operations, Inc., and Continental Automotive Technologies GmbH and Continental Autonomous Mobility Germany GmbH

10.2†*
Amended and Restated Strategic Partnership Agreement, dated September 27, 2023, by and among the Registrant and Aurora Operations, Inc., and Continental Automotive Technologies GmbH and Continental Autonomous Mobility Germany GmbH

10.3
Form of Common Stock Purchase Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2023)

10.4
Form of Registration Rights Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2023)

10.5#	Aurora Innovation, Inc. Change in Control and Severance Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2023)

10.6#
Separation Agreement and Release, dated August 31, 2023, between Aurora Operations, Inc. and Richard Tame (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2023)

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

Aurora Innovation, Inc.

Date:	November 1, 2023	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)