Form 10-K
period 2023-12-31
Aurora Innovation, Inc.
filed 2024-02-15
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,228,710,507.
The registrant had outstanding 1,168,399,674 shares of Class A common stock and 366,869,709 shares of Class B common stock as of February 2, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•the impact of infectious diseases, health epidemics and pandemics (such as the COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine and the Israel-Hamas war), acts of terrorism or responses to these events; and
•other factors detailed under the section entitled “Risk Factors.”
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

Part I - Financial Information
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

Our first-principles approach underpins our technology development strategy for the Aurora Driver. We made foundational investments early on, based on our prior experience in the self-driving industry, that allow us to accelerate development and position our platform for long-term scalability. Some of these foundational investments include developing the Aurora Driver with what we believe to be the optimal combination of machine-learned and rule-based approaches. We have also built a proprietary Virtual Testing Suite, which makes our development more efficient and faster than traditional approaches that rely heavily on on-road vehicle fleets. While many companies in the self-driving industry tout miles driven as a metric, our Virtual Testing Suite allows us to iterate faster and more efficiently, while reducing our reliance on on-road testing.
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
•Continental, a leading global technology manufacturer and Tier 1 automotive supplier.
With these strategic partnerships, each party is making significant investments towards integrating the Aurora Driver into vehicles, logistics and mobility networks, and business models. We believe that partnering with other industry leaders enables us to scale more efficiently, as it allows us to focus on what we do best – developing the Aurora Driver—while our partners handle activities such as vehicle and hardware manufacturing, fleet ownership, and operation. We are proud that these industry leaders have selected Aurora as their self-driving partner. During 2023, we operated commercial trucking pilots with FedEx, Werner, Schneider, Hirschbach and Uber Freight through which we regularly and autonomously hauled loads under the supervision of vehicle operators, and also explored integrating access to Uber Freight’s digital freight network within our autonomous trucking subscription service. Further, we continued our strategic collaboration with Ryder Systems, piloting on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale.
We expect to ultimately commercialize the Aurora Driver in a Driver as a Service (“DaaS”) business model, in which we will supply self-driving technology and earn revenue on a fee per mile basis. We do not intend to own nor operate large vehicle fleets ourselves. We will partner with automotive companies, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect the DaaS model to enable an asset-light and high-margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships.
As of December 31, 2023, we have assembled an approximately 1,800-person team, consisting of leading experts in robotics, machine learning, hardware design, software engineering, systems engineering, and safety. We believe that our combined experience and expertise allow us to move faster and more efficiently than our competitors as we make purposeful, foundational technological investments in safe and scalable self-driving technology.

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
Trucking
We plan to launch Aurora Horizon, our driverless trucking subscription service, as our first commercial product. We have prioritized this market as we believe it is an optimal first product for both commercial and technical reasons:
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
During 2023, we operated commercial trucking pilots with FedEx, Werner, Schneider, Hirschbach and Uber Freight through which we regularly and autonomously hauled loads under the supervision of vehicle operators, and also explored integrating access to Uber Freight’s digital freight network within our autonomous trucking subscription service. We also continued our strategic collaboration with Ryder Systems, piloting on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale.
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
The COVID-19 pandemic highlighted the importance of local goods delivery, as well as the supply chain disruptions that can be experienced when consumer behavior changes abruptly. We expect consumer demand for online shopping and on-demand ordering will largely remain in place following the COVID-19 pandemic and that retailers, restaurants, and other local businesses will seek to address these preferences through expanded delivery channels. Self-driving technology can provide meaningful value in making e-commerce and on-demand purchases more affordable for consumers and more accessible to businesses.
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

Aurora’s Competitive Advantages
Industry leading team
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three leaders in the self-driving space. Chris led the Google self-driving car team and was technology director for Carnegie Mellon when it won the 2007 DARPA Urban Challenge. Sterling developed MIT’s Intelligent CoPilot, then launched Tesla’s Model X and Autopilot, and Drew worked for two decades at the intersection of machine learning and robotics across industry and academia at Carnegie Mellon. As of December 31, 2023, Aurora has assembled an approximately 1,800-person team, of whom approximately 1,600 focus on engineering and product. Our company consists of world-leaders in robotics, machine learning, hardware design, software engineering, systems engineering, and safety. Aurora has over 1,600 awarded and pending patents worldwide. In 2021, Aurora acquired and integrated Uber’s self-driving unit, strengthening our team, our technology, and our intellectual property. The acquisition added to the breadth and depth of talent we have to deliver on our mission. We foster a high-performance and mission-driven culture which drives successful execution, and we believe this makes us an employer of choice in our industry.
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
Deep strategic partnerships which support commercialization at scale
We have developed strategic partnerships with industry leaders like PACCAR, Volvo, Toyota, Uber and Continental and will work together to develop and scale Aurora Driver-powered trucks and self-driving passenger vehicles. Our partners are industry leaders in their respective fields and we are able to leverage each of our respective strengths as we commercialize. This allows us to scale faster and more efficiently.
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

Mission-driven corporate culture
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
Driver as a Service Business Model
The Aurora Driver will be delivered as a service via Aurora Horizon, our driverless trucking subscription service, and Aurora Connect, our driverless ride hailing subscription service. We intend to partner with our ecosystem of OEMs, Tier 1 automotive supplier, fleet operators, and mobility and logistics services, as well as other third parties, to commercialize and support Aurora Driver-powered vehicles. With our business model, fleet owners will purchase Aurora Driver-powered vehicles from our OEM partners, subscribe to the Aurora Driver, and utilize Aurora-certified fleet service partners to operate autonomous mobility and logistics services. In many instances, the same party may play multiple roles: for example, our OEM partners will in certain cases also provide maintenance services and act as a fleet operator.

By subscribing to the Aurora Driver, our customers will be able to receive access to the following:
1.Aurora Driver hardware and software to enable safe and efficient autonomous operation of the self-driving fleet;
2.Updates to the Aurora Driver, including map and software updates;
3.Access to Aurora Services, a suite of tools and infrastructure to seamlessly integrate the Aurora Driver into their business;
4.Access to Aurora-certified third party services, including maintenance of the Aurora Driver, roadside assistance for the Aurora Driver, and insurance.
Components of the offering such as maintenance, hardware financing, and insurance, will be delivered in partnership with our third-party partner network. We believe that this business model uniquely allows us to scale in a high margin way, and succeed as our customers succeed.
Technology
Our Technological Advantages
Since our inception, we have taken a clean sheet approach to the way we build our technology, leveraging our team’s past experience and learnings. We have made purposeful, foundational technological investments that we believe will enable us to move towards meaningful commercialization more safely, quickly, and broadly. Examples of this approach, across both hardware & software, include:
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
FirstLight alone provides a number of meaningful performance advantages over traditional lidar sensors for long-range sensing. Traditional pulsed lidar is amplitude-modulated (“AM”), which works by emitting brief light pulses at a fixed frequency. The locations of objects are determined based on how long it takes for those laser pulses to bounce off surfaces and return to the sensor. The challenge with AM lidar is that it has limited range, requires multiple measurements to estimate speed, and is susceptible to lidar-to-lidar and solar interference. Aurora’s FirstLight uses frequency-modulated continuous-wave (“FMCW”) lidar technology. This has a number of key advantages, which we believe are critical to unlocking safe operation at highway speeds:
1.Greater Range. Our lidar can see nearly twice as far as a typical automotive lidar, because our coherent measurement enables single-photon sensitivity. The enhanced range of our FMCW lidar enables the detection and tracking of objects and actors at the very long ranges essential for high-speed driving.
2.Simultaneous Range and Velocity. FirstLight instantaneously measures the radial velocity of the objects as well as distance. This allows quicker reaction times and better tracking of other objects on or near the road.
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
The Aurora Driver uses the same hardware suite across trucks and passenger vehicles. Because all Aurora-Driver powered vehicles carry a common core of self-driving hardware and software, Aurora and its partners benefit from the collective scale of all participants on the platform.
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
1.Focus for Impact. We create space to solve problems that matter. We don’t have time for distractions, so we work with urgency and focus on the work that will accelerate our progress towards our mission and strengthen our company.
2.Operate with Integrity. We do the right thing. We are thoughtful and use good judgment. And, we always keep the best interest of our people and our mission at the forefront of how we work.
3.Celebrate our Diversity. Inviting and including diverse perspectives and experiences make us stronger as a team, and help us better represent the world we live in. We are building a technology and a company to serve all people and all communities.
4.Rise to the Occasion. We’re charting a path that is challenging yet filled with an incredible opportunity to impact generations to come. This is not an easy task, it takes resilience, hard work and dedication. Embracing the hard stuff energizes and inspires us to continue. We rally to deliver on our commitments to our partners and each other.
5.Win together. We are a stronger team when we elevate our unique strengths in service of our common goals. We thrive on open and honest communication to create an environment of mutual accountability, understanding, achievement, and respect.
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
As of December 31, 2023, we owned over 1,600 patents and pending applications, including U.S. and foreign. In addition, we have 7 registered U.S. trademarks, 35 registered foreign trademarks and 6 pending trademark applications. Our patents and patent applications cover a broad range of technology relevant to self-driving vehicles.
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

Volvo Group Strategic Partnership
In March 2021, Volvo selected us as its technology provider to develop and jointly commercialize Level 4 Class 8 trucks in North America. Our first commercial truck with Volvo will be adapted to the requirements of the Aurora Driver. These trucks will combine the best of Volvo’s technology with the Aurora Driver into a compelling and scalable logistics platform.
As Volvo’s official technology partner for US hub-to-hub solutions, the parties will develop an unprecedented autonomous offering with one of the most trusted commercial truck manufacturers in the world. This partnership will be the center of the integration of the Aurora Driver into Volvo’s on-highway trucks and development of industry-leading Transportation as a Service solutions.
Continental Strategic Partnership
    In April 2023, we entered into an exclusive partnership with Continental to deliver the first commercially scalable future generation of the Aurora Driver.
As part of this partnership, we work with Continental to jointly design, develop, validate, deliver, and service the scalable autonomous system for the industry. We will leverage Continental’s decades of experience in systems development for safer, more reliable automotive solutions to industrialize the Aurora Driver and deliver the entire hardware required. Additionally, Continental will manage the complete lifecycle of the supplied autonomous hardware kits for the Aurora Driver, from the manufacturing line to decommissioning. Continental will also develop a new industrialized fallback system as one of the redundancies in the event of a failure in the primary system of the Aurora Driver. Under the “Hardware-as-a-Service” business model, Aurora will pay for the hardware and related services on a per mile basis. We believe this long-term partnership is a crucial step to commercialize autonomous trucks at scale and achieve our profitability objectives.
Government Regulation
At both the federal and state level, the U.S. provides a positive regulatory environment to permit safe testing and development of autonomous vehicle functionality. Aurora’s Government Relations team regularly engages with our partners in government to further develop the relationships and regulations necessary to successfully deploy our technology.
Aurora has developed bipartisan support of self-driving technology in both chambers of the U.S. Congress as well as the U.S. Department of Transportation and its agencies. At Aurora, we work with the federal government to ensure it maintains its regulatory authority over the design, construction, and performance of vehicles and applies that same authority to the regulation of autonomous vehicles.
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
States, such as Arizona, Florida, Nevada, Pennsylvania, and Texas, continue to attract self-driving companies with a welcoming regulatory climate that provides the predictability necessary to deploy our technology in those communities. Some states, particularly California, institute operational requirements or restrictions for certain autonomous functions. We believe such hurdles will be removed in the future as we work with our government partners to highlight the benefits of self-driving technology. We work closely with state and local elected officials and regulatory bodies to ensure they continue to welcome the testing and deployment of self-driving vehicles on their roads. By working with these officials to develop technology neutral policies that promote a diverse set of autonomous vehicle use cases and create a level playing field for the industry, we believe that Aurora will be able deliver the benefits of self-driving technology safely, quickly, and broadly.
Similar such reporting and regulatory requirements exist or are being developed in foreign markets. For example, markets such as the EU also continue to develop their respective standards to define deployment requirements for higher levels of autonomy. Germany, a leader in the automotive industry, recently approved legislation that would allow for the deployment of self-driving technology without a human driver. Given the intense work in these areas, we expect several foreign markets to provide a workable path forward for autonomous vehicle operations in their respective jurisdictions in the near-term.

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
Sustainability
Fostering a sustainable environment is also important to us. Starting in 2019, we offset our estimated annual carbon emissions from our facilities, vehicles and air travel by purchasing carbon credits through 2021, and we expect to continue to do this in the future when we generate operating profit. Longer-term, we believe commercialization of our self-driving technology will contribute to a more sustainable future given the potential to materially reduce fuel consumption and greenhouse gas emissions. We believe that autonomous trucks have the potential to materially reduce fuel consumption and greenhouse gas emissions meaningfully through eco-driving, off-peak deployment, and capping peak speeds.
Employees
As of December 31, 2023, we had approximately 1,800 employees. None of our employees are represented by a labor union, and we consider our employee relations to be in good standing. To date, we have not experienced any work stoppages.

We have built a company culture which is anchored in our values: operating with integrity, focusing for impact, no jerks, celebrating our diversity, rising to the occasion, and winning together. We reinforce our values by aligning our work to company objectives and key results and by providing meaningful and challenging growth opportunities for our employees. We offer a variety of people-focused initiatives, including learning and development, transparent career paths, and a focus on diversity, equity, and inclusion. We offer opportunities for meaningful and fun connections through company events and team-building activities. We celebrate our employees’ achievements through company-wide recognition programs. Alongside these programs, we offer a competitive total rewards package including industry-benchmarked base salaries and a performance-based bonus plan, equity ownership, generous time off, paid parental leave, a 401(k) plan to help our employees plan for the future, and a wide selection of health and wellness benefits plans for employees and their dependents. We also proactively gather employee feedback through various channels, including surveys and focus groups to ensure changes to our employee experience are meaningful and relevant.
Corporate Information
Our principal executive offices are located at 1654 Smallman St, Pittsburgh, Pennsylvania 15222.
The transfer agent and registrar for our common stock and the warrant agent for our warrants is Equiniti Trust Company, LLC. The transfer agent’s address is 48 Wall Street, Floor 23, New York, NY 10005, and its telephone number is (800) 937-5449.
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
•We may require significantly more capital investment to run our business than previously expected.
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

•We are dependent on our suppliers, some of which are single or limited source suppliers (including one partner for the production, provision, and full lifecycle support of the future generation of our Aurora Driver hardware system), and these suppliers may not produce and deliver necessary and industrialized components at prices and volumes and on terms acceptable to us.
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
We have incurred net losses on an annual basis since our inception. During the twelve months ended December 31, 2023 and 2022, we incurred net losses of $796 million and $1,723 million, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
Our products and self-driving system are technical and complex, and commercial application requires that we meet very high standards for technology performance and system safety. We may be unable to timely release new products that meet our intended commercial use cases, and we may therefore experience more limited monetization of our technology. These risks are particularly relevant for factors such as our self-driving system’s operational domain (i.e., the conditions under which our system is designed to operate), which includes variables such as traversable road networks, speeds, and weather patterns. It is possible that there may be additional limitations in our operating capabilities that are dependent upon a number of factors, including, for example, vehicle type (e.g., car, truck) and actor density (e.g., pedestrians, cyclists). If that is the case, we may be more restricted in our addressable market opportunities.
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
The market for self-driving technology is highly competitive and can be easily influenced by rapid technological change. Our future success will depend on our ability to develop and commercialize in a sufficiently timely manner in order to maintain competitiveness. Several companies, including, but not limited to, Waymo, GM Cruise, Tesla, Zoox/Amazon, Motional, Torc Robotics, Kodiak Robotics, Stack AV and Intel Mobileye are investing heavily in building this technology. These companies compete with us directly by offering self-driving technology for the same or similar use cases. If our competitors, including those previously mentioned, broadly commercialize their technology before we do, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us.
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

Since it is more capital-intensive for us to own or lease and operate our own fleet of vehicles, any delay in the transition to the Driver as a Service model will require additional investments of capital and could mean we may not be able to reach scale as quickly as we have previously anticipated. In addition, it is possible that we may be required to fund and operate commercial facilities as part of our product offering, as opposed to partnering with third parties. Although we believe, based on partner discussions, that such a transition will be possible in our intended timeframes, there is no guarantee that third parties will be able or willing to own and operate Aurora Driver-powered vehicles as soon or ramp as quickly as expected at desirable commercial terms. Similarly, we expect to partner with other third parties who will own and operate terminal facilities, but we may determine that we will need to own or operate more of these facilities ourselves. Such difficulties could have adverse impacts on our business, prospects, financial condition, and growth potential. As such, this model may present unpredictable challenges associated with third-party dependency which could materially and adversely affect our business, financial condition and results of operations.
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
Additionally, we do not carry key person insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could materially and adversely affect our business, financial condition and results of operations.
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
Our operating and financial results projections that were previously provided rely in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual results of operations may be materially different from our previous projections and our estimates of certain financial metrics may prove inaccurate.
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
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events (such as the outbreak of the COVID-19 pandemic), could materially and adversely affect our business, financial condition and results of operations. We have several offices located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war, including the ongoing geopolitical tensions related to Russia’s actions in Ukraine and the Israel-Hamas war, could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.
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
We are at risk for interruptions, outages and breaches of, and cyber events and other incidents impacting: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software; or confidential, proprietary, and other data, including partners’ or end-customers’ or driver data, that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information, technology or materials; compromise certain information of partners, end-customers, employees, suppliers, drivers or others, and lead to the loss or unavailability of, unauthorized access or damage to, or inappropriate access to, or use, disclosure or otherwise processing of, confidential information and other data we maintain or otherwise process or that is maintained or otherwise processed on our behalf; jeopardize the security of our facilities; or affect the performance of in-product technology. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, distributed denial of service attacks, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time, and we may face difficulties and delays in identifying, responding to, and otherwise addressing security breaches and incidents. Geopolitical events such as Russia’s actions in Ukraine and the Israel-Hamas war may increase our and our service providers’ risks of cyber-attacks. Since the COVID-19 pandemic, more of our service providers’ personnel are working remotely, which increases the risks of cyber-attacks, security breaches and incidents. Although we maintain and continue to develop information technology measures designed to protect us against intellectual property, technology, and materials theft, data breaches and other cyber incidents, including a formal incident response plan, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property rights and proprietary or competitively sensitive information, technology or materials, or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Further, we utilize reputable third-party service providers or vendors for storage and hosting of a substantial portion of our data and source code. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our intellectual property rights and proprietary or competitively sensitive information, technology or materials could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
There have been reports of traditional, non-autonomous vehicles being “hacked” to grant access to and operation of those vehicles to unauthorized persons. Aurora Driver-powered vehicles contain complex IT systems and are designed with built-in data connectivity. We are implementing security measures intended to prevent unauthorized access to the information technology networks and systems installed in our vehicles. However, hackers or third parties may attempt to gain unauthorized access to modify, alter, and use such networks and systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to access data stored in or generated by our products. Hackers or other third parties may also attempt to gain physical access to individual vehicles to modify software, gain control of or change the vehicles’ functionality, or access data stored on the vehicles. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, there can be no assurance that we will be able to anticipate, or implement adequate measures to protect against, these attacks. Any such security incidents could result in unexpected control of or changes to the vehicles’ functionality and safe operation and any such incidents, or the reporting or perception that they have occurred, could result in legal claims or proceedings, regulatory inquiries, investigations, and other proceedings, and negative publicity and harm to our reputation, which would negatively affect our brand and harm our business, prospects, financial condition, and operating results. Additionally, any similar incidents suffered by our competitors or other companies in the self-driving vehicle ecosystem, or the reporting or perception of them having occurred, may also result in negative publicity and concerns about the security of self-driving technology, which could negatively affect our brand and harm our business, prospects, financial condition, and operating results.
Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, or may operate, may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California has enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, which went into effect January 1, 2023, both of which provide for significant compliance obligations and potentially material penalties for non-compliance. Numerous other jurisdictions have proposed or enacted legislation addressing these matters, including state laws similar to the California Consumer Privacy Act that have taken, or will take, effect between 2023 and 2026. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. These laws and regulations are evolving rapidly, with new laws and regulations proposed and enacted frequently in various jurisdictions. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our partners choose to proactively provide such information to us, our products may evolve both to address potential partner requirements or to add new features and functionality that may change our obligations under existing or future laws, regulations, contractual obligations or other actual or asserted obligations to which we are or may become subject, including industry standards. Therefore, the full impact of these regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
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
We may be subject, in the ordinary course of business, to losses resulting from automobile liability, product liability, accidents, acts of God, and other claims against us, for which we may have no or limited insurance coverage. Further, because we operate in a new and thus inherently risky industry, insurance policies may not be available to us on terms and rates that are acceptable to us or at all. In addition, as a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our future insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could materially and adversely affect our business, financial condition and results of operations. Further, actions or inactions of others in our industry, through no fault of our own, may materially increase the cost of insurance and/or materially decrease the coverages available to us on commercially reasonable terms.
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
Included on our balance sheet as of December 31, 2023 and December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”) with price-based vesting criteria.

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
As of December 31, 2023, we had estimated U.S. federal and state net operating loss carryforwards of $1,548 million and $1,459 million, respectively. Our U.S. federal and state net operating loss carryforwards subject to expiration will begin to expire in 2036 and 2029, respectively. In general, we may potentially use these net operating losses to offset taxable income for U.S. federal and state income tax purposes. Furthermore, U.S. federal net operating losses arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.
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
In order for this business model to be successful, we will need to enter into definitive long-term contracts and commercial arrangements with partners, which expand upon the current agreements and historic working relationships we have in place. In the event such contracts do not materialize, we may not be able to implement our business strategy in the timeframe anticipated, or at all. If we are unable to enter into definitive agreements or are only able to do so on terms that are unfavorable to us, we may not be able to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. Accordingly, investors should not place undue reliance on our statements about our development plans and partnerships or their feasibility in the timeframe anticipated, or at all.

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
While we plan to obtain components from multiple sources whenever it is desirable and permissible under the Strategic Partnership Agreement, in addition to Continental, as it relates to the Aurora Driver, some of the other components used in our hardware and technology will be purchased from single suppliers. We refer to these component suppliers as our single source suppliers. These components are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay commercialization of our products to users. For example, the Aurora Driver relies on single source suppliers for several components including GPU microchips which we use for machine learning inference, lidars, vehicle electronic control units, and automotive radar sensors. Supply of these components world-wide may be adversely affected by the business disruptions as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia’s actions in Ukraine, the Israel-Hamas war and other hostilities in the Middle East and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times.
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
It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g., federal, state, local, and international). For example, certain U.S. states have legal restrictions on automation, and many other states are considering them. Such a regulatory patchwork could hinder the commercial deployment of our technology and have adverse effects on our business prospects and financial condition.
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
Federal and state governments may also seek to prohibit, restrict, or otherwise condition the procurement or use of products or components used in autonomous vehicles that are manufactured outside or by companies domiciled outside the United States. For example, on January 31, 2024, the U.S. Department of Defense identified Hesai Technology Co., Ltd. (Hesai), a lidar manufacturer based in China, as a Chinese Military Company in accordance with Section 1260H of the National Defense Authorization Act for Fiscal Year 2021, which will prohibit the Defense Department from contracting with Hesai in the future. Legislation has also been introduced in some U.S. states that proposes to prohibit and/or condition the use of Chinese-origin lidar in autonomous vehicles. Any prohibitions, restrictions, or conditions on our ability to procure or use such products or components could materially and adversely affect our technology, operating plans, and commercialization timelines.
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
Our lidar technology is subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act, as electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure and are enforced by the FDA. Manufacturers are required to certify in product labeling and report to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to partners or end-customers, or subject us to FDA enforcement.
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
Any product recall of ours or our partners in the future may result in adverse publicity, damage our brand and could materially and adversely affect our business, financial condition and results of operations. In the future, we may voluntarily or involuntarily initiate a recall if any vehicles powered by our self-driving technology prove to be defective or non-compliant with applicable Federal Motor Vehicle Safety Standards. Such recalls will prevent any sale of Aurora products (or any sale of vehicles equipped with Aurora products) until the issues are remedied and involve significant expense and diversion of management’s attention and other resources, which could materially and adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.
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
We cannot assure you that we will be granted patents pursuant to our pending applications. Even if our patent applications succeed and we are issued patents in accordance with them, these patents may still be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us and third-party licensees from exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.
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

Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. For example, on December 31, 2023, we ceased to be an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012, and we became subject to additional reporting requirements and standards including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, the adoption of certain ASUs upon losing such status, additional disclosure requirements and accelerated filing deadlines for our periodic reports. As a result of losing emerging growth company status, we also became subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a non-binding advisory vote on executive compensation. In addition, expenses associated with SEC reporting requirements already have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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

Our failure to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s attestation on internal controls. As an emerging growth company, we availed ourselves of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Effective December 31, 2023, we are no longer an emerging growth company and as a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting. Although we have developed and refined our financial reporting and other disclosure controls and procedures, and will continue to do so, management may not be able to effectively maintain the controls and procedures that satisfy the regulatory compliance and reporting requirements that apply to us. If we are not able to adequately comply with the requirements of Section 404, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation (the “Certificate of Incorporation”) or our Bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our Bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any claims asserting a cause of action arising under the Securities Act.
Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, stockholders, officers or other employees, which may discourage lawsuits against us and our directors, stockholders, officers and other employees. However, while the Delaware Supreme Court has ruled that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. If a court were to find either exclusive forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
•limiting the liability of, and providing for the indemnification of, our directors and officers;
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
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals, which could preclude Stockholders who do not comply with such requirements from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of us.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the DGCL govern Aurora. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with Aurora for a certain period of time without the consent of its Board of Directors unless certain provisions are met.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of December 31, 2023, we had 1,162 million shares of our Class A common stock and 367 million shares of our Class B common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline significantly.

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
•cyber events involving us;
•general economic and political conditions such as recessions, interest rates, fuel prices, bank failures and international currency fluctuations; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (such as the COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine and the Israel-Hamas war), acts of terrorism or responses to these events.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent approximately 47% of the voting control of the Company as of December 31, 2023. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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
As of December 31, 2023, we had warrants to purchase an aggregate of 21 million shares of our Class A common stock outstanding, comprising 12 million public warrants and 9 million private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Aurora’s Information Security team has implemented a robust cybersecurity risk management program in order to protect the confidentiality, integrity, and availability of the Company’s products, infrastructure, and data. The program, which is integrated with our overall risk management system, aims to identify, assess, and mitigate cybersecurity risks for both the product and the organization. It includes a cybersecurity incident response procedure (“CIRP”) that defines roles and responsibilities during cybersecurity incidents, outlines incident handling procedures, including detection, investigation, and mitigation of incidents, and provides a framework for assessing incidents. Aurora’s CIRP contributes to satisfaction of certain elements of Aurora’s Safety Case. Additionally, the CIRP is referenced in and integrated into the Company’s Cross-Functional Incident Response Plan, which serves as an outline of the actions to be taken across the Company immediately following a vehicle incident.
Aurora’s Information Security team reports to and is led by our Vice President of Security Engineering, who is responsible for structuring and driving all cybersecurity initiatives at Aurora. This individual regularly reports cybersecurity progress to our Board of Directors, as well as senior leadership across the Company.

The Information Security team proactively reports, on a company-wide basis, the status of cybersecurity initiatives and risks, along with various assessments of our information security programs and the emerging threat landscape. We also perform periodic assessments and audits internally and also leverage third party experts, and the results of such assessments and audits are reported directly to senior leadership. Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards and regularly monitor the effectiveness of our safeguards. We also actively engage with key partners, vendors, customers, industry participants, government entities, intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures, especially around self-driving / autonomous vehicles. We work to identify, assess, and oversee risks from cybersecurity threats associated with third-party service providers, including, where appropriate, by contractually requiring third-party service providers to promptly inform us of incidents impacting their systems that could result in access to, loss, or unavailability of Aurora’s data. In addition, prior to engagement, we conduct thorough security assessments of all third-party service providers that handle confidential Aurora information or connect to Aurora computing environments. Such assessments include analysis of the service providers’ data handling practices and the security of their integrations with Aurora’s systems. This approach is designed to mitigate risks related to cybersecurity threats originating from third-parties.
Risks from Threats and Incidents
We are subject to risks from cybersecurity threats and incidents to our vehicles and cloud infrastructure, including operational systems, security systems, integrated software and partners’ data processed by us or third-party vendors or suppliers. However, as of December 31, 2023, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factors entitled “Risks Related to Our Business Operations.”
Governance
Our information security management team, including our Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats. Our Interim Chief Information Security Officer, who also serves as Vice President of Security Engineering has more than ten years of experience as a network and security engineer and more than seven years of experience leading information security teams at renowned technology companies.
Members of our security operations team are responsible for notifying the information security management team about cybersecurity incidents. The information security management team is responsible for assessing cybersecurity incidents; managing the analysis, mitigation, and remediation of incidents; and conferring with other members of management about incidents, including the Chief Information Security Officer and other members of our senior executive management team.
Our Audit Committee, composed of members of our Board of Directors, oversees risks from cybersecurity threats and our cybersecurity risk management program as an integrated part of our overall risk management processes. We conduct quarterly assessments to identify and evaluate cybersecurity threats and present our findings to the Audit Committee. In consultation with the Disclosure Committee, we also notify the Audit Committee about cybersecurity incidents and risks related to cybersecurity incidents. The Audit Committee is responsible for advising the Company on appropriate incident response steps.

Item 2. Properties
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we lease approximately 590,000 square feet of office and industrial space pursuant to leases that expire between 2024 and 2035. Our Pittsburgh facilities contain research and development and general and administrative functions. We lease a test track facility in Pittsburgh of approximately 42 acres pursuant to a lease that expires in 2024. We lease approximately 111,000 square feet of office and industrial space in Mountain View, California. We lease other office and industrial facilities in San Francisco, California; Bozeman, Montana; Dallas/Fort Worth, Texas; El Paso, Texas; Houston, Texas; Seattle, Washington; Livonia, Michigan and Louisville, Colorado.
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
Holders
As of February 2, 2024 there were 95 holders of record of our Class A common stock and 24 holders of record of our Class B common stock. The number of Class A common stock beneficial owners is substantially greater than the number of holders of record due to holders who are beneficial owners but whose shares are held in “street name” by banks, brokers and other nominees. There is currently no established public trading market for our Class B common stock.
As of February 2, 2024, there were 2 holders of record of warrants exercisable for shares of Class A common stock at a price of $11.50 per share.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from May 10, 2021, the day on which our Class A common stock commenced trading on Nasdaq (which, prior to our domestication to a Delaware corporation in connection with the Merger, were referred to Class A ordinary shares), through December 31, 2023 with (ii) the cumulative total return of the S&P 500 Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 10, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 10, 2021 of $100 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read together with the consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I, Item 1A. Risk Factors” and under the heading “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report.
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
We expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which customers or third parties will purchase, manage, and maintain fleets directly, while subscribing to the Aurora Driver and a suite of related services. We do not intend to own nor operate a large number of vehicles ourselves. Throughout commercialization, we expect to earn revenue on a fee per mile basis. We intend to partner with OEMs, Tier 1 automotive supplier, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle and hardware manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships. During the start of commercialization, though, we expect to briefly operate our own logistics and mobility services, where we own or lease and operate a small fleet of vehicles equipped with our Aurora Driver. This level of control is useful during early commercialization as we define operational processes and playbooks for our partners.
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
Continental Strategic Partnership Agreement
On April 26, 2023, we entered into a Strategic Partnership Agreement with Continental Automotive Technologies GmbH and its wholly owned subsidiary, Continental Autonomous Mobility Germany GmbH (collectively, “Continental”), which was amended on August 30, 2023 to memorialize a short term extension of the finalization period. On September 27, 2023, the parties further amended and restated the Strategic Partnership Agreement in its entirety, which among other things, marked the completion of such finalization period, memorialized the achievement of a milestone contemplated therein, aligned on additional parameters, including certain additional details related to development costs and costs of Aurora’s future generation of its Aurora Driver hardware system, finalized certain appendices in accordance therewith, and extended the term of the agreement for an additional three months. Pursuant to the Strategic Partnership Agreement, Continental will, among other things, act as our “Hardware-as-a-Service” partner for the production, provision, and full lifecycle support of the future generation of the Aurora Driver system. The Strategic Partnership Agreement provides that we will pay Continental on a per-mile basis for vehicles operated by the Aurora Driver using the future generation of our Aurora Driver hardware system. The term of the Strategic Partnership Agreement continues until March 31, 2031. Pursuant to the Strategic Partnership Agreement, Aurora and Continental are each subject to defined and limited exclusivity periods, subject to various exclusions and early termination triggers.
Global Economic Conditions
Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, tensions in U.S.-China relations, the COVID-19 pandemic, the U.S. Federal Reserve raising interest rates, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the Russia-Ukraine war, and the Israel-Hamas war have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the United States. Our operating results could be materially impacted by these changes and other changes in the overall macroeconomic environment and other economic factors.

Comparison of the Twelve Months Ended December 31, 2023 to the Twelve Months Ended December 31, 2022

	Twelve Months Ended December 31,		$ Change	% Change
(in millions, except for percentages)	2023	2022
Collaboration revenue	$—	$68	$(68)	n/m(1)
Operating expenses:
Research and development	716	677	39	6%
Selling, general and administrative	119	129	(10)	(8)%
Goodwill impairment	—	1,114	(1,114)	n/m(1)
Total operating expenses	835	1,920	(1,085)	(57)%
Loss from operations	(835)	(1,852)	1,017	(55)%
Other income (expense):
Change in fair value of derivative liabilities	(20)	114	(134)	(118)%
Other income, net	59	15	44	293%
Loss before income taxes	(796)	(1,723)	927	(54)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(796)	$(1,723)	$927	(54)%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue was $68 million in the twelve months ended December 31, 2022 under the collaboration project plan with Toyota Motor Corporation.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan and. As a result, no revenue was recognized during the twelve months ended December 31, 2023.
Operating expenses
Research and development expenses increased by $39 million, or 6%, to $716 million in the twelve months ended December 31, 2023 from $677 million in the twelve months ended December 31, 2022, primarily driven by an increase in personnel and software development costs, partially offset by a decrease in hardware development costs. Research and development expenses included non-cash stock-based compensation of $139 million and $137 million in the twelve months ended December 31, 2023 and 2022, respectively.
Selling, general and administrative expenses decreased by $10 million, or 8%, to $119 million in the twelve months ended December 31, 2023 from $129 million in the twelve months ended December 31, 2022 primarily driven by a decrease in insurance costs. Selling, general and administrative expenses included non-cash stock-based compensation of $21 million and $19 million in the twelve months ended December 31, 2023 and 2022, respectively.
The Company recognized goodwill impairment of $1,114 million during the twelve months ended December 31, 2022 as a result of goodwill impairment assessments performed due to significant declines in the market price of the Company’s Class A common stock and its market capitalization. No goodwill impairment was recorded during the twelve months ended December 31, 2023.
Other income (expense)
The change in fair value of derivative liabilities resulted in an expense of $20 million and income of $114 million in the twelve months ended December 31, 2023 and 2022, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net was $59 million in the twelve months ended December 31, 2023, compared to $15 million in the twelve months ended December 31, 2022, primarily due to an increase in interest income earned on cash equivalents and investments.

Comparison of the Twelve Months Ended December 31, 2022 to the Twelve Months Ended December 31, 2021

	Twelve Months Ended December 31,		$ Change	% Change
(in millions, except for percentages)	2022	2021
Collaboration revenue	$68	$82	$(14)	(17)%
Operating expenses:
Research and development	677	697	(20)	(3)%
Selling, general and administrative	129	116	13	11%
Goodwill impairment	1,114	—	1,114	n/m(1)
Total operating expenses	1,920	813	1,107	136%
Loss from operations	(1,852)	(731)	(1,121)	153%
Other income (expense):
Change in fair value of derivative liabilities	114	(20)	134	(670)%
Other income (expense), net	15	(9)	24	-267%
Loss before income taxes	(1,723)	(760)	(963)	127%
Income tax benefit	—	(5)	5	n/m(1)
Net loss	$(1,723)	$(755)	$(968)	128%
(1) Not meaningful.
Collaboration revenue
Collaboration revenue decreased by $14 million, or 17%, to $68 million in the twelve months ended December 31, 2022 from $82 million in the twelve months ended December 31, 2021 due to lower hours incurred under the collaboration project plan with Toyota Motor Corporation.
Operating expenses
Research and development decreased by $20 million, or 3%, to $677 million in the twelve months ended December 31, 2022 from $697 million in the twelve months ended December 31, 2021, primarily driven by a decrease in stock-based compensation and severance expense, partially offset by an increase in payroll costs, stock-based compensation and other software and hardware developments costs.
Selling, general and administrative increased by $13 million, or 11%, to $129 million in the twelve months ended December 31, 2022 from $116 million in the twelve months ended December 31, 2021, primarily driven by an increase in payroll, stock-based compensation and insurance costs, partially offset by a decrease in and professional services costs.
Other income (expense), net
The change in fair value of derivative liabilities resulted in income of $114 million in the twelve months ended December 31, 2022 from a loss of $20 million in the twelve months ended December 31, 2021 primarily due to the change in the market price for the underlying instrument.
Other income, net was $15 million in the twelve months ended December 31, 2022, primarily due to transaction costs and losses on the disposal of IT equipment. Other expense, net was $9 million in the twelve months ended December 31, 2021, primarily related to interest income earned on short-term investments.
Income tax benefit
An income tax benefit was recognized in the twelve months ended December 31, 2022 due to the release of a deferred tax asset valuation allowance as a result of deferred tax liabilities incurred from the acquisition of OURS Technology, Inc.

Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were $501 million of cash and cash equivalents, $699 million of short-term investments, and $148 million of long-term investments with maturities within 2 years, exclusive of restricted cash of $17 million. Cash and cash equivalents primarily consist of money market funds and U.S. Treasury securities as well as commercial paper. Short-term and long-term investments consist of primarily U.S. Treasury securities as well as corporate bonds.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(598)	$(508)	$(564)
Net cash provided by (used in) investing activities	8	(852)	250
Net cash provided by financing activities	831	11	1,540
Net increase (decrease)	241	(1,349)	1,226
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626	400
Cash, cash equivalents, and restricted cash at end of the period	$518	$277	$1,626
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $90 million in the twelve months ended December 31, 2023 from $508 million for the twelve months ended December 31, 2022 primarily due to receipts in the comparative period of the final payments under the collaboration project plan with Toyota.
Net cash used in operating activities decreased by $56 million in the twelve months ended December 31, 2022 from $564 million for the twelve months ended December 31, 2021 primarily due to an increase of cash received under the collaboration project plan with Toyota and a decrease of professional expenses and other non-recurring expenses paid in connection with the acquisition of ATG partially offset by increased incentive compensation payments.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities increased by $860 million in the twelve months ended December 31, 2023 from $852 million of net cash used in the twelve months ended December 31, 2022, primarily due to the net purchases of short-term investments in the comparative period.
Net cash used in investing activities decreased by $1,102 million in the twelve months ended December 31, 2022 from $250 million of net cash provided in the twelve months ended December 31, 2021 primarily due to net purchases of short-term investments, partially offset by net cash acquired through the acquisitions of businesses in the comparative period.
Cash used for purchases of property and equipment were $15 million, $15 million and $48 million in the twelve months ended December 31, 2023,2022 and 2021, respectively.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $820 million in the twelve months ended December 31, 2023 from $11 million for the twelve months ended December 31, 2022 due to net proceeds received from the Private Placement and Public Offering,
Net cash provided by financing activities decreased by $1,529 million in the twelve months ended December 31, 2022 from $1,540 million for the twelve months ended December 31, 2022 due to the comparative period including net proceeds from the Merger and net proceeds from the issuance of Series U-2 preferred stock.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the twelve months ended December 31, 2023, 2022 and 2021.
The Company has entered into a contract for cloud hosting services under which non-cancelable future minimum payments as of December 31, 2023 are: $61 million for 2024, $64 million for 2025, $38 million for 2026, and $0 million for 2027. Commitments under operating lease contracts are detailed within Note 10 – Leases to our consolidated financial statements included elsewhere in this Annual Report.
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
Acquisition Related Intangible Assets
Acquired intangible assets primarily consist of in-process research and development (“IPR&D”) from the Company’s historical acquisitions. IPR&D assets are reviewed for impairment considerations annually on December 31, or whenever events or circumstances indicate that the carrying amounts may not be recoverable. If indicators of impairment exist, the Company calculates the value of the assets with significant estimates and assumptions utilized in the valuation of certain intangible assets include, but are not limited to, estimated replacement cost, profit margin, opportunity cost, useful lives, and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
The Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results of the goodwill impairment assessment, the Company recognized a $1,114 million goodwill impairment during the twelve months ended December 31, 2022. The carrying value of goodwill was $- as of December 31, 2023 and December 31, 2022.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aurora Innovation, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aurora Innovation, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Research and Development Costs
As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred, and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services. The Company’s research and development expense for the year ended December 31, 2023 was $716 million.
The principal consideration for our determination that performing procedures relating to research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s research and development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to research and development costs. These procedures also included, among others, testing the accuracy and completeness of research and development costs, on a sample basis, which included tracing relevant information to the underlying contract, purchase orders, invoices received, and information received from certain third-party service providers, where applicable.

/s/ Pricewaterhouse Coopers
Pittsburgh, Pennsylvania
February 14, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aurora Innovation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aurora Innovation, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We served as the Company’s auditor from 2018 to 2023.
Santa Clara, California
February 21, 2023

Aurora Innovation, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$501	$262
Short-term investments	699	839
Other current assets	17	17
Total current assets	1,217	1,118
Property and equipment, net	94	91
Operating lease right-of-use assets	122	138
Acquisition related intangible assets	617	618
Long-term investments	148	—
Other assets	37	36
Total assets	$2,235	$2,001
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$15	$13
Other current liabilities	96	70
Total current liabilities	111	83
Operating lease liabilities, long-term	107	123
Derivative liabilities	24	4
Other liabilities	8	7
Total liabilities	250	217
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,529 and 1,166 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,594	4,600
Accumulated other comprehensive loss	1	(2)
Accumulated deficit	(3,610)	(2,814)
Total stockholders’ equity	1,985	1,784
Total liabilities and stockholders’ equity	$2,235	$2,001
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Twelve Months Ended December 31,
	2023	2022	2021
Collaboration revenue	$—	$68	$82
Operating expenses:
Research and development	716	677	697
Selling, general and administrative	119	129	116
Goodwill impairment	—	1,114	—
Total operating expenses	835	1,920	813
Loss from operations	(835)	(1,852)	(731)
Other income (expense):
Change in fair value of derivative liabilities	(20)	114	(20)
Other income (expense), net	59	15	(9)
Loss before income taxes	(796)	(1,723)	(760)
Income tax benefit	—	—	(5)
Net loss	$(796)	$(1,723)	$(755)

Basic and diluted net loss per share	$(0.60)	$(1.51)	$(1.22)
Basic and diluted weighted-average shares outstanding	1,327	1,143	621
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Comprehensive Loss
(in millions)

	Twelve Months Ended December 31,
	2023	2022	2021
Net loss	$(796)	$(1,723)	$(755)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	3	(2)	—
Other comprehensive income (loss)	3	(2)	—
Comprehensive loss	$(793)	$(1,725)	$(755)
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except per share data)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	290	$763	279	$—	$59	$—	$(336)	$(277)
Issuance of Series U-1 redeemable convertible preferred stock at $9.06 per share for acquisitions	110	1,000	—	—	—	—	—	—
Issuance of Series U-2 redeemable convertible preferred stock at $9.06 per share, net of issuance costs of $2	45	398	—	—	—	—	—	—
Equity issued for acquisitions	—	—	258	—	946	—	—	946
Conversion of redeemable convertible preferred stock into common stock with the Merger	(445)	(2,161)	445	—	2,161	—	—	2,161
Issuance of common stock upon the Merger, net of issuance costs	—	—	129	—	1,041	—	—	1,041
Equity issued under incentive compensation plans	—	—	12	—	4	—	—	4
Stock-based compensation	—	—	—	—	222	—	—	222
Comprehensive loss	—	—	—	—	—	—	(755)	(755)
Balance as of December 31, 2021	—	—	1,123	—	4,433	—	(1,091)	3,342
Equity issued under incentive compensation plans	—	—	43	—	11	—	—	11
Stock-based compensation	—	—	—	—	156	—	—	156
Comprehensive loss	—	—	—	—	—	(2)	(1,723)	(1,725)
Balance as of December 31, 2022	—	—	1,166	—	4,600	(2)	(2,814)	1,784
Equity issued under incentive compensation plans	—	—	57	—	6	—	—	6
Issuance of common stock in the Private Placement, net of issuance costs	—	—	222	—	584	—	—	584
Issuance of common stock in the Public Offering, net of issuance costs	—	—	84	—	244	—	—	244
Stock-based compensation	—	—	—	—	160	—	—	160
Comprehensive loss	—	—	—	—	—	3	(796)	(793)
Balance as of December 31, 2023	—	$—	1,529	$—	$5,594	$1	$(3,610)	$1,985
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(796)	$(1,723)	$(755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	22	16
Reduction in the carrying amount of right-of-use assets	27	28	25
Stock-based compensation	160	156	220
Goodwill impairment	—	1,114	—
Change in fair value of derivative liabilities	20	(114)	20
Non-cash severance	—	—	8
Change in deferred tax asset valuation allowance	—	—	(5)
Accretion of discount on investments	(28)	—	—
Other operating activities	—	(3)	12
Changes in operating assets and liabilities:
Other current and non-current assets	1	47	(48)
Operating lease liabilities	(25)	(25)	(21)
Other current and non-current liabilities	22	(10)	(36)
Net cash used in operating activities	(598)	(508)	(564)
Cash flows from investing activities
Purchases of property and equipment	(15)	(15)	(48)
Net cash acquired in acquisitions	—	—	294
Purchases of short-term investments	(1,297)	(1,610)	—
Maturities of short-term investments	1,320	773	—
Other investing activities	—	—	4
Net cash provided by (used in) investing activities	8	(852)	250
Cash flows from financing activities
Proceeds from issuance of common stock	840	13	8
Proceeds from issuance of Series U-2 preferred stock, net	—	—	398
Proceeds from the Merger, net of transaction costs	—	—	1,134
Other financing activities	(9)	(2)	—
Net cash provided by financing activities	831	11	1,540
Net increase (decrease) in cash, cash equivalents, and restricted cash	241	(1,349)	1,226
Cash, cash equivalents, and restricted cash at beginning of the period	277	1,626	400
Cash, cash equivalents, and restricted cash at end of the period	$518	$277	$1,626
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
Collaboration Revenue
In January 2021, the Company entered into a collaboration framework agreement with Toyota Motor Corporation (“Toyota”) with the intention of deploying the Aurora Driver into a fleet of Toyota vehicles, subject to further agreement of a collaboration project plan that was signed in August 2021.
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
Short-term and Long-term Investments
The Company’s short-term and long-term investments in U.S. Treasury securities and corporate bonds have been classified and accounted for as available-for-sale. The Company measures short-term investments at fair value on a recurring basis based on quoted market prices, and unrealized gains and losses, net of taxes, are included in other comprehensive loss. Upon sale, realized gains and losses are recognized in other income (expense), net on the statements of operations. No impairment losses have been recognized on short-term investments in the periods presented.
The Company’s short-term investments in securities with a maturity, when purchased, of 90 days or less are considered highly liquid investments and are reported as cash equivalents.
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
Acquired intangible assets primarily consist of one asset class of in-process research and development (“IPR&D”) from the Company’s historical acquisitions. IPR&D assets that have not been completed are subject to impairment considerations annually on December 31, or whenever events or circumstances indicate that the carrying amounts may not be recoverable. No impairment losses were recognized on acquired intangible assets during the periods presented.
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

Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, Segment Reporting, which expands disclosure requirements for reportable segments including enhanced disclosures about significant segment expenses. The updated standard is effective for the Company’s fiscal 2024 annual period and interim periods beginning in the first quarter of fiscal 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance and the timing of adoption.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The updated standard is effective for the Company’s fiscal 2025 annual period. The Company is currently evaluating the impact of this guidance.
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

Note 4. Goodwill
The changes in the carrying amount of goodwill were as follows (in millions):

	As of		As of
	December 31, 2022	Goodwill impairment	December 31, 2023
Goodwill	$1,114	$—	$1,114
Accumulated impairment loss	(1,114)	—	(1,114)
Carrying amount of goodwill	$—	$—	$—
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
Note 5. Cash, Cash Equivalents and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$501	$262
Restricted cash, current (a)	1	—
Restricted cash, long-term (b)	16	15
Total cash, cash equivalents and restricted cash	$518	$277
(a) Included in other current assets on the consolidated balance sheets
(b) Included in other assets on the consolidated balance sheets
The components of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2023	December 31, 2022
Cash and cash equivalents:
Bank deposits	Level 1	$—	$1
Money market funds	Level 1	220	204
U.S. Treasury securities	Level 2	251	57
Commercial Paper	Level 2	30	—
Total cash and cash equivalents		$501	$262
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$769	$839
Commercial Paper	Level 2	54	—
Corporate Bonds and Notes	Level 2	24	—
Total short-term and long-term investments		$847	$839

Available-for-sale debt securities classified as long-term investments mature after one year and through two years.
The amortized cost, unrealized gains and losses, and fair value of available-for-sale debt securities were as follows (in millions):

	As of December 31, 2023
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$768	$1	$769
Commercial Paper	54	—	54
Corporate Bonds and Notes	24	—	24
Total short-term and long-term investments	$846	$1	$847

	As of December 31, 2022
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$841	$(2)	$839
Note 6. Collaboration Revenue
In the twelve months ended December 31, 2023, 2022 and 2021, the Company received payments of $—, $100 million and $50 million, respectively, under the collaboration project plan with Toyota.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan with Toyota. As a result, no revenue was recognized during the twelve months ended December 31, 2023.
Note 7. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at December 31, 2023 and December 31, 2022.
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
The Company had 1,162 million and 754 million shares of Class A common stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively. The Company had 367 million and 412 million shares of Class B common stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively.
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

Note 8. Equity Incentive Plans
The Company has outstanding awards granted under four equity compensation plans: the 2021 Equity Incentive Plan (the “Plan”), the Legacy Aurora 2017 Equity Incentive Plan (the “2017 Plan”), the Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan (the “Blackmore Plan”), and the OURS Technology Inc 2017 Stock Incentive Plan (the “OURS Plan”). The Company assumed awards under the 2017 Plan, the Blackmore Plan and the OURS Plan to the extent such employees continued as employees of the Company.
The Plan includes an annual increase in class A common shares available for issuance on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 121 million, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator. Any stock options, RSUs or other awards from the 2017 Plan, the Blackmore Plan, or the OURS Plan that, on or after the Closing Date, expire or otherwise terminate without having been exercised or issued in full are added to the Plan up to a maximum of 121 million shares. As of December 31, 2023, there were 193 million shares available for grant under the Plan.
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
RSUs granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
RSUs granted (in millions)	63	113	45
Weighted average grant date fair value	$1.74	$3.62	$4.56
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2022	103	$3.70
Granted	63	1.74
Vested	(49)	3.27
Forfeited	(17)	3.17
Unvested at December 31, 2023	100	$2.76
The unrecognized stock-based compensation related to unvested RSUs was $233 million at December 31, 2023 and will be recognized over a weighted average period of 2.4 years. The fair value of RSUs as of their respective vesting dates was $118 million, $90 million and $10 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.
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
Stock options granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
Stock options granted (in millions)	62	9	19
Weighted average grant date fair value	$0.97	$1.35	$1.90
Weighted average grant date fair value assumptions:
Expected term	5.8 years	5.6 years	5.9 years
Risk-free interest rates	4.3%	3.6%	0.6%
Expected volatility	55.0%	55.0%	55.0%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	63	$1.76
Granted	62	1.75
Exercised	(11)	1.05
Forfeited	(7)	1.96
Expired	(3)	3.05
Outstanding at December 31, 2023	104	$1.78	7.8	$269
Exercisable at December 31, 2023	53	$1.66	6.4	$143
The unrecognized stock-based compensation related to unvested stock options was $49 million as of December 31, 2023 and will be recognized over a weighted average period of 2.6 years. The intrinsic value of stock options exercised was $20 million, $62 million and $53 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.
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
Stock-based compensation recognized for related party RSUs was $—, $6 million and $128 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. No unrecognized stock-based compensation remains for the related party RSUs as of December 31, 2023.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of December 31, 2023.
Total stock-based compensation expense by function was as follows (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Research and development	$139	$137	$207
Selling, general, and administrative	21	19	13
Total	$160	$156	$220

Note 9. Derivative Liabilities
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
No earnout shares subject to lock-up and price-based vesting have vested as of December 31, 2023. Earnout shares that remain unvested at November 3, 2031 are subject to forfeiture.

The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2023	December 31, 2022
Public warrants	Level 1	$6	$2
Private placement warrants	Level 2	4	1
Common stock warrants		10	3
Earnout share liabilities	Level 3	14	1
Total derivative liabilities		$24	$4
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of December 31, 2023 and December 31, 2022. Private placement warrants outstanding were 9 million as of December 31, 2023 and December 31, 2022.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of December 31, 2023 and December 31, 2022.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	December 31, 2023	December 31, 2022
Risk-free interest rates	3.9%	3.9%
Expected term (in years)	7.8	8.8
Expected volatility	53.0%	50.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Common stock warrants	$(7)	$63	$(12)
Earnout share liabilities	(13)	51	(8)
Change in fair value of derivative liabilities	$(20)	$114	$(20)

Note 10. Leases
The Company leases its office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $27 million and $28 million and $25 million in twelve months ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 8.2 years and a weighted average discount rate of 7.0%.
Future lease payments for leases that have not yet commenced were $32 million as of December 31, 2023. Lease commencement will occur once the lessor substantially completes construction to make the underlying asset available for use.

As of December 31, 2023, future maturities of lease liabilities were as follows (in millions):

Operating leases
Year ending December 31,
2024	$23
2025	24
2026	22
2027	19
2028	18
Thereafter	58
Total lease payments	164
Less: imputed interest	(42)
Total operating lease liabilities	$122
Note 11. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	December 31, 2023	December 31, 2022
Land	$14	$14
Buildings and leasehold improvements	82	70
Equipment	25	24
Vehicles	16	7
Other	15	15
	152	130
Less accumulated depreciation and amortization	(58)	(39)
Total property and equipment, net	$94	$91
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	December 31, 2023	December 31, 2022
Accrued compensation	$65	$52
Other accrued expenses	31	18
Total accrued expenses and other current liabilities	$96	$70

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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
RSUs	100	103	35
Stock options	105	65	82
Public warrants	12	12	12
Private placement warrants	9	9	9
Earnout shares liability	5	5	5
Total	231	194	143
Note 13. Income Taxes
The components of income tax benefit were as follows (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Deferred income benefit:
Federal	$—	$—	$(4)
State	—	—	(1)
Total deferred income tax benefit	—	—	(5)
Income tax benefit	$—	$—	$(5)
The reconciliations of the effective tax rate from the federal statutory rate were as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	—	—	0.1
Stock-based compensation	(1.8)	(0.2)	(0.4)
Research and development credits	3.7	1.5	2.5
Liability classified financial instruments	(0.5)	1.4	(0.7)
Adjustments of prior years' taxes	(2.7)	—	—
Goodwill impairment	—	(13.6)	—
Other	(0.3)	(0.1)	(0.1)
Change in valuation allowance	(19.4)	(10.0)	(21.8)
Effective tax rate	—%	—%	0.6%

The components of deferred tax assets and liabilities were as follows (in millions):

	As of
	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$404	$324
Tax credits	122	83
Stock-based compensation	8	17
Capitalized R&D	222	130
Lease liability	26	29
Other	16	14
Deferred tax assets, gross	798	597
Valuation allowance	(726)	(542)
Deferred tax assets, net of valuation allowance	72	55
Deferred tax liabilities:
Depreciation and amortization	(47)	(27)
Right of use asset	(26)	(29)
Other	(3)	(3)
Deferred tax liabilities	(76)	(59)
Deferred tax liabilities, net	$(4)	$(4)
As of December 31, 2023, federal and state net operating losses were $1,548 million and $1,459 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire starting in 2036 and 2029, respectively. Federal and similar state provisions limit the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Certain acquired net operating losses and tax credits are subject to limitations.
As of December 31, 2023, federal research and development credits were $118 million, which will begin to expire in 2037 and state research and development credits were $35 million, which will begin to expire in 2032.
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
The components of changes in the valuation allowance were as follows (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Valuation allowance at beginning of period	$542	$331	$87
Change in deferred tax asset positions	184	211	244
Valuation allowance at end of period	$726	$542	$331
The components of changes in unrecognized tax benefits were as follows (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Unrecognized tax benefits at beginning of period	$21	$18	$5
Increases related to tax positions taken during a prior year	1	1	1
Increases related to tax positions taken during the current year	9	8	12
Decreases related to tax positions taken during a prior year	—	(6)	—
Unrecognized tax benefits at end of period	$31	$21	$18

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant during the twelve months ended December 31, 2023, 2022 and 2021.
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
Note 14. Commitments and Contingencies
Purchase Commitments
The Company has entered into a contract for cloud hosting services under which non-cancelable future minimum payments as of December 31, 2023 were as follows (in millions):

Purchase obligation
Year ending December 31,
2024	$61
2025	64
2026	38
2027	—
2028	—
Thereafter	—
Total	$163
Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the twelve months ended December 31, 2023, 2022, and 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided in the definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after December 31, 2023. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2023. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2023. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2023. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2023. The information set forth in the Proxy Statement is incorporated herein by reference.

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
(3)Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1†	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Reinvent Technology Partners Y, RTPY Merger Sub Inc., and Aurora Innovation, Inc.	8-K	001-40216	2.1	July 15, 2021
2.2†	Plan of Domestication, dated as of September 28, 2021	S-4/A	333-257912	2.2	September 29, 2021
2.3†	Stock Purchase and Agreement and Plan of Merger, dated as of January 19, 2021, by and between Aurora Innovation, Inc., Avian U Merger Holdco Corp., Avian U Merger Sub Corp., Avian U Merger Sub LLC, Blocker U Merger Sub LLC, SVF Yellow (USA) Corporation, Apparate USA LLC and Uber Technologies, Inc.	S-4/A	333-257912	2.3	September 29, 2021
3.1	Certificate of Incorporation of the Company	8-K	001-40216	3.1	November 4, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-40216	3.1	November 3, 2023
4.1	Specimen Class A Common Stock Certificate	8-K	001-40216	4.1	November 4, 2021
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)	8-K	001-40216	4.1	March 18, 2021
4.3	Warrant Agreement, dated as of March 15, 2021, by and between Reinvent Technology Partners Y and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40216	4.1	March 18, 2021
4.4	Amendment of Warrant Agreement, dated as of February 28, 2022, by and among Aurora Innovation, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company	10-K	001-40216	4.4	March 11, 2022
4.5	Description of Capital Stock					X
10.1	Sponsor Support Agreement, dated as of July 14, 2021, by and among the Sponsor Holdco, the Sponsor Parties, the Sponsor Independent Directors, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.2	July 15, 2021
10.2	Sponsor Agreement, dated as of July 14, 2021, between Sponsor, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.3	July 15, 2021

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.3	Form of Company Holders Support Agreement (Voting and Support Agreement)	8‑K	001-40216	10.4	July 15, 2021
10.4	Form of PIPE Subscription Agreement (Subscription Agreement)	8‑K	001-40216	10.1	July 15, 2021
10.5	Form of Lock-Up Agreement	S-4	333-257912	10.5	July 15, 2021
10.6	Amended and Restated Registration Rights Agreement, dated as of November 3, 2021, by and among Aurora Innovation, Inc. and the other parties thereto	8‑K	001-40216	10.4	November 4, 2021
10.7	Letter Agreement, dated as of March 15, 2021, by and among Reinvent Technology Partners Y, Reinvent Sponsor Y LLC and the other parties thereto	S-4	333-257912	10.6	July 15, 2021
10.8#	Employee Incentive Compensation Plan	S‑4	333-257912	10.22	September 29, 2021
10.9#	OURS Technology, Inc. 2017 Stock Incentive Plan	S‑4	333-257912	10.23	September 29, 2021
10.10#	Aurora Innovation, Inc. 2021 Equity Incentive Plan, as amended and restated on May 26, 2023	S-8	333-272272	99.1	May 30, 2023
10.11#	Aurora Innovation, Inc. 2017 Equity Incentive Plan	S-4	333-257912	10.21	September 29, 2021
10.12#	Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan	S-4	333-257912	10.24	September 29, 2021
10.13#	Aurora Innovation, Inc. form of Indemnification Agreement	S-4	333-257912	10.19	September 29, 2021
10.14#	Outside Director Compensation Policy	10-K	001-40216	10.15	March 11, 2022
10.15#	Amendment to Stock Option Agreement entered into between the Registrant and Richard Tame	8-K	001-40216	10.1	June 17, 2022
10.16#	Confirmatory Employment Letter between the Registrant and Chris Urmson, dated March 15, 2022	8-K	001-40216	10.1	March 17, 2022
10.17#	Confirmatory Employment Letter between the Registrant and Richard Tame, dated March 15, 2022	8-K	001-40216	10.2	March 17, 2022
10.18#	Confirmatory Employment Letter between the Registrant and Nolan Shenai, dated December 13, 2022	10-K	001-40216	10.18	February 21, 2023
10.19#	Employment Letter between the Registrant and Ossa F. Fisher, dated December 29, 2022	8-K	001-40216	10.1	January 30, 2023
10.20#	Form of Stock Option Agreement under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.21#	Form of Restricted Stock Unit Agreement under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.22†	Strategic Partnership Agreement dated April 26, 2023 between Aurora Innovation, Inc. and Aurora Operations, Inc. and Continental Automotive Technologies GmbH and Continental Autonomous Mobility GmbH	10-Q	001-40216	10.1	August 3, 2023
10.23#	Employment Letter between the Registrant and David Maday, dated June 5, 2023	10-Q	001-40216	10.2	August 3, 2023

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.24#	Amendment No. 1 to Strategic Partnership Agreement, dated August 30, 2023, by and among the Registrant and Aurora Operations, Inc., and Continental Automotive Technologies GmbH and Continental Autonomous Mobility Germany GmbH	10-Q	001-40216	10.1	November 2, 2023
10.25#	Amended and Restated Strategic Partnership Agreement, dated September 27, 2023, by and among the Registrant and Aurora Operations, Inc., and Continental Automotive Technologies GmbH and Continental Autonomous Mobility Germany GmbH	10-Q	001-40216	10.2	November 2, 2023
10.26	Form of Common Stock Purchase Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers	8-K	001-40216	10.1	July 19, 2023
10.27	Form of Registration Rights Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers	8-K	001-40216	10.2	July 19, 2023
10.28#	Aurora Innovation, Inc. Change in Control and Severance Policy	8-K	001-40216	10.1	August 18, 2023
10.29#	Separation Agreement and Release, dated August 31, 2023, between Aurora Operations, Inc. and Richard Tame	8-K	001-40216	10.1	September 1, 2023
10.30#	Amendment to Stock Option Agreement entered into between Aurora Innovation, Inc. and David Maday	8-K	001-40216	10.1	June 15, 2023
10.31#	Form of Addendum to Stock Option Agreement for Executive Officers under the Aurora Innovation, Inc. 2021 Equity Incentive Plan					X
16.1	Letter to the Securities and Exchange Commission from KPMG LLP, dated March 9, 2023	8-K	001-40216	16.1	March 9, 2023
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers)					X
23.2	Consent of Independent Registered Public Accounting Firm (KPMG)					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1*	Section 1350 Certification of Principal Executive Officer					X
32.2*	Section 1350 Certification of Principal Financial Officer					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Date:	February 14, 2024	Aurora Innovation, Inc.

		By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Urmson, David Maday and Nolan Shenai, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Chris Urmson	Chairman and Chief Executive Officer	February 14, 2024
Chris Urmson	(Principal Executive Officer)

/s/ David Maday	Chief Financial Officer	February 14, 2024
David Maday	(Principal Financial and Accounting Officer)

/s/ Sterling Anderson	Director	February 14, 2024
Sterling Anderson

/s/ Brittany Bagley	Director	February 14, 2024
Brittany Bagley

/s/ Gloria Boyland	Director	February 14, 2024
Gloria Boyland

/s/ Reid Hoffman	Director	February 14, 2024
Reid Hoffman

/s/ Claire D'Oyly-Hughes Johnson	Director	February 14, 2024
Claire D'Oyly-Hughes Johnson

/s/ Dara Khosrowshahi	Director	February 14, 2024
Dara Khosrowshahi

/s/ Michelangelo Volpi	Director	February 14, 2024
Michelangelo Volpi