Form 10-Q
period 2024-03-31
Aurora Innovation, Inc.
filed 2024-05-09
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,185,508,895 shares of Class A common stock and 366,869,709 shares of Class B common stock as of May 1, 2024.

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
•the impact of infectious diseases, health epidemics and pandemics, natural disasters, war (including Russia’s actions in Ukraine and the Israel-Hamas war), acts of terrorism or responses to these events; and
•other factors detailed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1. Financial Statements.
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$454	$501
Short-term investments	662	699
Other current assets	26	17
Total current assets	1,142	1,217
Property and equipment, net	95	94
Operating lease right-of-use assets	118	122
Acquisition related intangible assets	617	617
Long-term investments	81	148
Other assets	36	37
Total assets	$2,089	$2,235
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$15	$15
Other current liabilities	95	96
Total current liabilities	110	111
Operating lease liabilities, long-term	103	107
Derivative liabilities	12	24
Other liabilities	6	8
Total liabilities	231	250
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,545 and 1,529 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,633	5,594
Accumulated other comprehensive loss	—	1
Accumulated deficit	(3,775)	(3,610)
Total stockholders’ equity	1,858	1,985
Total liabilities and stockholders’ equity	$2,089	$2,235
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$166	$177
Selling, general and administrative	27	31
Total operating expenses	193	208
Loss from operations	(193)	(208)
Other income (expense):
Change in fair value of derivative liabilities	12	(2)
Other income, net	16	14
Loss before income taxes	(165)	(196)
Income tax expense	—	—
Net loss	$(165)	$(196)

Basic and diluted net loss per share	$(0.11)	$(0.17)
Basic and diluted weighted-average shares outstanding	1,537	1,170
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net loss	$(165)	$(196)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(1)	1
Other comprehensive income (loss)	(1)	1
Comprehensive loss	$(166)	$(195)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
Equity issued under incentive compensation plans	9	—	1	—	—	1
Stock-based compensation	—	—	39	—	—	39
Comprehensive loss	—	—	—	1	(196)	(195)
Balance as of March 31, 2023	1,175	$—	$4,640	$(1)	$(3,010)	$1,629

Balance as of December 31, 2023	1,529	$—	$5,594	$1	$(3,610)	$1,985
Equity issued under incentive compensation plans	16	—	3	—	—	3
Stock-based compensation	—	—	36	—	—	36
Comprehensive loss	—	—	—	(1)	(165)	(166)
Balance as of March 31, 2024	1,545	$—	$5,633	$—	$(3,775)	$1,858
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(165)	$(196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
Reduction in the carrying amount of right-of-use assets	7	7
Stock-based compensation	36	39
Change in fair value of derivative liabilities	(12)	2
Accretion of discount on investments	(8)	(7)
Changes in operating assets and liabilities:
Other current and non-current assets	(8)	2
Operating lease liabilities	(6)	(6)
Other current and non-current liabilities	1	18
Net cash used in operating activities	(150)	(136)
Cash flows from investing activities
Purchases of property and equipment	(8)	(2)
Purchases of investments	(145)	(247)
Maturities of investments	254	303
Net cash provided by investing activities	101	54
Cash flows from financing activities
Proceeds from issuance of common stock	3	1
Other financing activities	(1)	(1)
Net cash provided by financing activities	2	—
Net decrease in cash, cash equivalents, and restricted cash	(47)	(82)
Cash, cash equivalents, and restricted cash at beginning of the period	518	277
Cash, cash equivalents, and restricted cash at end of the period	$471	$195
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
The information included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements.
The unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all adjustments of a normal, recurring nature necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented but are not necessarily indicative of the expected results for the full fiscal year or any future period.
Risks and Uncertainties
The Company’s operations are principally funded by available liquidity from cash, cash equivalents and investments. Management expects to continue to incur operating losses and that the Company will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. Management believes that cash on hand and investments will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements.
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and investments. The Company primarily maintains its cash and cash equivalents at U.S. commercial banks, while its investments primarily consist of U.S. Treasury securities as well as corporate bonds and commercial paper. Cash and cash equivalents deposited with domestic commercial banks generally exceed the Federal Deposit Insurance Corporation insurable limit, though the Company has not experienced any credit losses on its deposits.
The Company is dependent on its suppliers, some of which are single or limited source suppliers, to design, develop, industrialize and manufacture components, and these suppliers may not produce and deliver necessary and industrialized components at prices, volumes and on terms acceptable to the Company. For instance, the Company plans to rely on a single supplier, Continental Automotive Technologies GmbH, for the production, provision and full lifecycle support of its future generation of the Aurora Driver hardware system which will be integrated with OEM platform vehicles. In instances where the supplier fails to perform its obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products, if at all.

Recent Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting, which expands disclosure requirements for reportable segments including enhanced disclosures about significant segment expenses. The updated standard is effective for the Company’s fiscal 2024 annual period and interim periods beginning in the first quarter of fiscal 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance and the timing of adoption.
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
Note 3. Cash, Cash Equivalents and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$454	$501
Restricted cash, current (a)	1	1
Restricted cash, long-term (b)	16	16
Total cash, cash equivalents and restricted cash	$471	$518
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets
The components of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Money market funds	Level 1	$454	$220
U.S. Treasury securities	Level 2	—	251
Commercial paper	Level 2	—	30
Total cash and cash equivalents		$454	$501
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$647	$769
Commercial paper	Level 2	61	54
Corporate bonds and notes	Level 2	35	24
Total short-term and long-term investments		$743	$847
Available-for-sale debt securities classified as long-term investments mature after one year and through two years.
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of March 31, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$647	$—	$647
Commercial paper	61	—	61
Corporate bonds and notes	35	—	35
Total short-term and long-term investments	$743	$—	$743

	As of December 31, 2023
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$768	$1	$769
Commercial paper	54	—	54
Corporate bonds and notes	24	—	24
Total short-term and long-term investments	$846	$1	$847
Note 4. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at March 31, 2024 and December 31, 2023.
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
The Company had 1,178 million and 1,162 million shares of Class A common stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively. The Company had 367 million shares of Class B common stock issued and outstanding at March 31, 2024 and December 31, 2023.
Note 5. Equity Incentive Plans
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of March 31, 2024, there were 208 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of March 31, 2024.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Research and development	$31	$34
Selling, general, and administrative	5	5
Total	$36	$39

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
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2023	100	$2.76
Granted	33	2.24
Vested	(13)	2.76
Forfeited	(3)	2.82
Unvested at March 31, 2024	117	$2.61
The unrecognized stock-based compensation related to unvested RSUs was $270 million at March 31, 2024 and will be recognized over a weighted average period of 2.7 years. The fair value of RSUs as of their respective vesting dates was $36 million for the three months ended March 31, 2024.
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
Stock options granted under the Plan and the 2017 Plan during the three months ended March 31, 2024 were as follows:

Three Months Ended March 31, 2024
Stock options granted (in millions)	34
Weighted average grant date fair value	$1.23
Weighted average grant date fair value assumptions:
Expected term	6.0 years
Risk-free interest rates	4.1%
Expected volatility	53.5%

Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	104	$1.78
Granted	34	2.24
Exercised	(3)	1.06
Forfeited	(2)	1.80
Expired	—	3.28
Outstanding at March 31, 2024	133	$1.92	8.1	$131
Exercisable at March 31, 2024	57	$1.69	6.4	$71
The unrecognized stock-based compensation related to unvested stock options was $81 million as of March 31, 2024 and will be recognized over a weighted average period of 3.1 years. The intrinsic value of stock options exercised was $6 million for the three months ended March 31, 2024.
Note 6. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2024	December 31, 2023
Public warrants	Level 1	$3	$6
Private placement warrants	Level 2	2	4
Common stock warrants		5	10
Earnout share liabilities	Level 3	7	14
Total derivative liabilities		$12	$24
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of March 31, 2024 and December 31, 2023. Private placement warrants outstanding were 9 million as of March 31, 2024 and December 31, 2023.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of March 31, 2024 and December 31, 2023.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	March 31, 2024	December 31, 2023
Risk-free interest rates	4.1%	3.9%
Expected term (in years)	7.6	7.8
Expected volatility	53.0%	53.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Common stock warrants	$5	$(1)
Earnout share liabilities	7	(1)
Change in fair value of derivative liabilities	$12	$(2)

Note 7. Leases
The Company leases office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million in the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 8.1 years and a weighted average discount rate of 7.0%.
Future lease payments for leases that have not yet commenced were $32 million as of March 31, 2024. Lease commencement will occur once the lessor substantially completes construction to make the underlying asset available for use.
Note 8. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	March 31, 2024	December 31, 2023
Land	$14	$14
Buildings and leasehold improvements	86	82
Equipment	25	25
Vehicles	18	16
Other	14	15
	157	152
Less accumulated depreciation and amortization	(62)	(58)
Total property and equipment, net	$95	$94
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	March 31, 2024	December 31, 2023
Accrued compensation	$68	$65
Other accrued expenses	27	31
Total accrued expenses and other current liabilities	$95	$96

Note 9. Earnings Per Share
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	March 31, 2024	March 31, 2023
RSUs	117	129
Stock options	134	98
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	277	253
Note 10. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three months ended March 31, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I, Item 1A. Risk Factors” in our Annual Report and “Part II, Item 1A. Risk Factors” and under the heading “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
Unless otherwise indicated or the context otherwise requires, references to “Aurora,” “we,” “us,” “our” and other similar terms in this section refer to Aurora Innovation, Inc. and its consolidated subsidiaries. Percentage amounts have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts may vary from those obtained by performing the same calculations using the figures in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Certain other amounts that appear in this Quarterly Report may not sum due to rounding.
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
We expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which customers or third parties will purchase, manage, and maintain fleets directly, while subscribing to the Aurora Driver and a suite of related services. We do not intend to own nor operate a large number of vehicles ourselves. Throughout commercialization, we expect to earn revenue on a fee per mile basis. We intend to partner with OEMs, Tier 1 automotive suppliers, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle and hardware manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships. During the start of commercialization, though, we expect to briefly operate our own logistics and mobility services, where we own or lease and operate a small fleet of vehicles equipped with our Aurora Driver. This level of control is useful during early commercialization as we define operational processes and playbooks for our partners.

We plan to first launch Aurora Driver for Freight (formerly Aurora Horizon), our driverless trucking subscription service, as we believe that is where we can make the largest impact the fastest, given the massive industry demand, attractive unit economics, and the ability to deploy on high volume highway-focused routes. Future success will be dependent on our ability to execute against our product roadmap to launch Aurora Driver for Freight. From there, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility market with Aurora Driver for Rides (formerly Aurora Connect), our driverless ride hailing subscription service, and in the longer-term the local goods delivery market.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,		$ Change	% Change
(in millions, except for percentages)	2024	2023
Operating expenses:
Research and development	$166	$177	$(11)	(6)%
Selling, general and administrative	27	31	(4)	(13)%
Total operating expenses	193	208	(15)	(7)%
Loss from operations	(193)	(208)	15	(7)%
Other income (expense):
Change in fair value of derivative liabilities	12	(2)	14	n/m(1)
Other income, net	16	14	2	14%
Loss before income taxes	(165)	(196)	31	(16)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(165)	$(196)	$31	(16)%
(1) Not meaningful.
Operating expenses
Research and development decreased by $11 million, or 6%, to $166 million in the three months ended March 31, 2024 from $177 million in the three months ended March 31, 2023, primarily driven by a decrease in hardware development expense. Research and development included non-cash stock-based compensation of $31 million and $34 million in the three months ended March 31, 2024 and 2023, respectively.
Selling, general and administrative decreased by $4 million, or 13%, to $27 million in the three months ended March 31, 2024 from $31 million in the three months ended March 31, 2023, primarily driven by a decrease in personnel costs. Selling, general and administrative included non-cash stock-based compensation of $5 million in the three months ended March 31, 2024 and 2023.
Other income (expense)
The change in fair value of derivative liabilities was income of $12 million and expense of $2 million in the three months ended March 31, 2024 and 2023, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net increased by $2 million, or 14%, to $16 million in the three months ended March 31, 2024, from $14 million in the three months ended March 31, 2023, primarily due to an increase in interest income earned on cash equivalents and investments.
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were $454 million of cash and cash equivalents, $662 million of short-term investments, and $81 million of long-term investments with maturities within 2 years, exclusive of restricted cash of $17 million. Short-term and long-term investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(150)	$(136)
Net cash provided by investing activities	101	54
Net cash provided by financing activities	2	—
Net decrease	(47)	(82)
Cash, cash equivalents, and restricted cash at beginning of the period	518	277
Cash, cash equivalents, and restricted cash at end of the period	$471	$195
Cash Flows Used in Operating Activities
Net cash used in operating activities was $150 million for the three months ended March 31, 2024, an increase of $14 million from $136 million for the three months ended March 31, 2023 primarily due to advanced payments for hardware materials for fleet builds.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $101 million for the three months ended March 31, 2024, an increase of $47 million from $54 million for the three months ended March 31, 2023 primarily due to an increase in cash received from net maturities of investments.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities were not significant in the three months ended March 31, 2024 and 2023.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three months ended March 31, 2024 and 2023.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2023. There have been no material changes to our critical accounting estimates since our Annual Report.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
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

Aurora Innovation, Inc.

Date:	May 8, 2024	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)