Form 10-K/A
period 2023-12-31
Aurora Innovation, Inc.
filed 2024-05-24
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The registrant had outstanding 1,185,656,272 shares of Class A common stock and 366,869,709 shares of Class B common stock as of May 14, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K/A incorporates by reference information from certain portions of the Registrant’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 5, 2024.

EXPLANATORY NOTE
Aurora Innovation, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2024 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this “Amendment” or “Form 10-K/A”) is solely to amend the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP (“PwC”) included in Part II, Item 8 of the Original Form 10-K (the “Original Report”). The Original Report, as filed, did not conform to the report provided by PwC (“Signed Report”). The Original Report inadvertently contained typographical errors and omitted the sentence “(ii) developing an independent expectation of payroll expense based on headcount and salary information and comparing to payroll expenses recorded by management, and evaluating the classification of payroll expense to research and development costs” from the end of the Critical Audit Matters section included in the Signed Report. This Amendment does not alter in any way PwC’s opinion on the Company’s consolidated financial statements and internal control over financial reporting.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because the Original Report was included within Item 8 of the Original Form 10-K, this Form 10-K/A sets for the complete text of Item 8; however, except for the corrections made to the Original Report noted above, no revisions or modifications have been made to the financial statements or any other information contained within Item 8 or Item 9A of the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K. This Amendment should be read in conjunction with the Company’s other filings with the SEC, including the Original Form 10-K.
Additionally, in accordance with Rule 12b-15, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, the list of exhibits filed with this Amendment, the signature page and the certifications.

		Page
PART II
Item 8.	Financial Statements and Supplementary Data.	1
Item 9A.	Controls and Procedures.	26

PART IV
Item 15.	Exhibit and Financial Statement Schedules.	27
Signatures		28
i

PART II
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Aurora Innovation, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Aurora Innovation, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to research and development costs. These procedures also included, among others, (i) testing the accuracy and completeness of research and development costs on a sample basis, which included tracing relevant information to the underlying contract, purchase orders, invoices received, and information received from certain third-party service providers, where applicable, and (ii) developing an independent expectation of payroll expense based on headcount and salary information and comparing to payroll expenses recorded by management, and evaluating the classification of payroll expense to research and development costs.

/s/ PricewaterhouseCoopers LLP
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
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K/A.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)     Documents filed as part of this report are as follows:
(1)All Financial Statements: Refer to the “Index to Consolidated Financial Statements” included under Part II, Item 8 of this Form 10-K/A.
(2)Financial Statement Schedules: All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included under Part II, Item 8 of this Form 10-K/A.
(3)Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)					X
23.2	Consent of Independent Registered Public Accounting Firm (KPMG)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1*	Section 1350 Certification of Principal Executive Officer					X
32.2*	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Form 10-K/A are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aurora Innovation, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 24, 2024	Aurora Innovation, Inc.

		By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer