Form 10-Q
period 2024-06-30
Aurora Innovation, Inc.
filed 2024-07-31
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,201,819,338 shares of Class A common stock and 366,869,709 shares of Class B common stock as of July 24, 2024.

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

Part I - Financial Information
Item 1. Financial Statements.
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$402	$501
Short-term investments	618	699
Other current assets	23	17
Total current assets	1,043	1,217
Property and equipment, net	100	94
Operating lease right-of-use assets	113	122
Acquisition related intangible assets	617	617
Long-term investments	—	148
Other assets	41	37
Total assets	$1,914	$2,235
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$15	$15
Other current liabilities	66	96
Total current liabilities	81	111
Operating lease liabilities, long-term	98	107
Derivative liabilities	11	24
Other liabilities	7	8
Total liabilities	197	250
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,563 and 1,529 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,675	5,594
Accumulated other comprehensive (loss) income	(1)	1
Accumulated deficit	(3,957)	(3,610)
Total stockholders’ equity	1,717	1,985
Total liabilities and stockholders’ equity	$1,914	$2,235
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$170	$187	$336	$364
Selling, general and administrative	28	30	55	61
Total operating expenses	198	217	391	425
Loss from operations	(198)	(217)	(391)	(425)
Other income (expense):
Change in fair value of derivative liabilities	1	(10)	13	(12)
Other income, net	15	9	31	23
Loss before income taxes	(182)	(218)	(347)	(414)
Income tax expense	—	—	—	—
Net loss	$(182)	$(218)	$(347)	$(414)

Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.22)	$(0.35)
Basic and diluted weighted-average shares outstanding	1,554	1,179	1,545	1,175
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(182)	$(218)	$(347)	$(414)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(1)	—	(2)	1
Other comprehensive (loss) income	(1)	—	(2)	1
Comprehensive loss	$(183)	$(218)	$(349)	$(413)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2023	1,175	$—	$4,640	$(1)	$(3,010)	$1,629
Equity issued under incentive compensation plans	9	—	(4)	—	—	(4)
Stock-based compensation	—	—	43	—	—	43
Comprehensive loss	—	—	—	—	(218)	(218)
Balance as of June 30, 2023	1,184	$—	$4,679	$(1)	$(3,228)	$1,450

Balance as of March 31, 2024	1,545	$—	$5,633	$—	$(3,775)	$1,858
Equity issued under incentive compensation plans	18	—	4	—	—	4
Stock-based compensation	—	—	38	—	—	38
Comprehensive loss	—	—	—	(1)	(182)	(183)
Balance as of June 30, 2024	1,563	$—	$5,675	$(1)	$(3,957)	$1,717
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
Equity issued under incentive compensation plans	18	—	(3)	—	—	(3)
Stock-based compensation	—	—	82	—	—	82
Comprehensive income (loss)	—	—	—	1	(414)	(413)
Balance as of June 30, 2023	1,184	$—	$4,679	$(1)	$(3,228)	$1,450

Balance as of December 31, 2023	1,529	$—	$5,594	$1	$(3,610)	$1,985
Equity issued under incentive compensation plans	34	—	7	—	—	7
Stock-based compensation	—	—	74	—	—	74
Comprehensive loss	—	—	—	(2)	(347)	(349)
Balance as of June 30, 2024	1,563	$—	$5,675	$(1)	$(3,957)	$1,717
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(347)	$(414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	10
Reduction in the carrying amount of right-of-use assets	14	14
Stock-based compensation	74	82
Change in fair value of derivative liabilities	(13)	12
Accretion of discount on investments	(14)	(14)
Other operating activities	(1)	—
Changes in operating assets and liabilities:
Other current and non-current assets	(10)	8
Operating lease liabilities	(13)	(14)
Other current and non-current liabilities	(27)	(2)
Net cash used in operating activities	(326)	(318)
Cash flows from investing activities
Purchases of property and equipment	(19)	(6)
Purchases of investments	(180)	(425)
Maturities of investments	420	659
Net cash provided by investing activities	221	228
Cash flows from financing activities
Proceeds from issuance of common stock	8	2
Other financing activities	(2)	(7)
Net cash provided by (used in) financing activities	6	(5)
Net decrease in cash, cash equivalents, and restricted cash	(99)	(95)
Cash, cash equivalents, and restricted cash at beginning of the period	518	277
Cash, cash equivalents, and restricted cash at end of the period	$419	$182
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
The information included herein should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2023. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements.
The unaudited condensed consolidated financial statements reflect, in the opinion of the Company, all adjustments of a normal, recurring nature necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented but are not necessarily indicative of the expected results for the full fiscal year or any future period.
Risks and Uncertainties
The Company’s operations are principally funded by available liquidity from cash, cash equivalents and investments. Management expects to continue to incur operating losses and that the Company will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. Management believes that cash on hand and investments will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements. Management will continue to evaluate the timing and nature of discretionary operating expenses, as necessary.
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
Note 3. Cash, Cash Equivalents and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$402	$501
Restricted cash, current (a)	1	1
Restricted cash, long-term (b)	16	16
Total cash, cash equivalents and restricted cash	$419	$518
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets
The components of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Bank deposits	Level 1	$21	$—
Money market funds	Level 1	376	220
U.S. Treasury securities	Level 2	5	251
Commercial paper	Level 2	—	30
Total cash and cash equivalents		$402	$501
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$558	$769
Commercial paper	Level 2	34	54
Corporate bonds and notes	Level 2	26	24
Total short-term and long-term investments		$618	$847
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of June 30, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$559	$(1)	$558
Commercial paper	34	—	34
Corporate bonds and notes	26	—	26
Total short-term investments	$619	$(1)	$618

	As of December 31, 2023
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$768	$1	$769
Commercial paper	54	—	54
Corporate bonds and notes	24	—	24
Total short-term and long-term investments	$846	$1	$847
Note 4. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at June 30, 2024 and December 31, 2023.
Common Stock
The Company is authorized to issue 51,000 million shares of common stock with a par value of $0.00001 per share; of which 50,000 million shares are designated Class A common stock and 1,000 million shares are designated Class B common stock. Class A common stockholders are entitled to one vote for each share and Class B common stockholders are entitled to ten votes for each share. Class A and Class B have identical liquidation and dividend rights. Class B shares are convertible into Class A upon election by the holder or upon transfer (except for certain permitted transfers).
The Company had 1,196 million and 1,162 million shares of Class A common stock issued and outstanding at June 30, 2024 and December 31, 2023, respectively. The Company had 367 million shares of Class B common stock issued and outstanding at June 30, 2024 and December 31, 2023.
Note 5. Equity Incentive Plans
The Company has outstanding awards granted under four equity compensation plans: the 2021 Equity Incentive Plan, as amended (the “Plan”), the Aurora Innovation, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), the Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan (the “Blackmore Plan”), and the OURS Technology Inc. 2017 Stock Incentive Plan, as amended (the “OURS Plan”). The Company assumed awards under the 2017 Plan, the Blackmore Plan and the OURS Plan to the extent such employees continued as employees of the Company.
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of June 30, 2024, there were 211 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of June 30, 2024.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$32	$37	$63	$71
Selling, general, and administrative	6	6	11	11
Total	$38	$43	$74	$82

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
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2023	100	$2.76
Granted	35	2.29
Vested	(26)	2.69
Forfeited	(7)	2.69
Unvested at June 30, 2024	102	$2.62
The unrecognized stock-based compensation related to unvested RSUs was $237 million at June 30, 2024 and will be recognized over a weighted average period of 2.5 years. The fair value of RSUs as of their respective vesting dates was $72 million for the six months ended June 30, 2024.
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
Stock options granted under the Plan during the six months ended June 30, 2024 were as follows:

Six Months Ended June 30, 2024
Stock options granted (in millions)	36
Weighted average grant date fair value	$1.26
Weighted average grant date fair value assumptions:
Expected term	6.0 years
Risk-free interest rates	4.1%
Expected volatility	53.2%

Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	104	$1.78
Granted	36	2.29
Exercised	(7)	1.11
Forfeited	(4)	2.01
Expired	(1)	3.43
Outstanding at June 30, 2024	128	$1.94	8.0	$118
Exercisable at June 30, 2024	61	$1.75	6.6	$70
The unrecognized stock-based compensation related to unvested stock options was $74 million as of June 30, 2024 and will be recognized over a weighted average period of 2.9 years. The intrinsic value of stock options exercised was $12 million for the six months ended June 30, 2024.
Note 6. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2024	December 31, 2023
Public warrants	Level 1	$2	$6
Private placement warrants	Level 2	2	4
Common stock warrants		4	10
Earnout share liabilities	Level 3	7	14
Total derivative liabilities		$11	$24
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of June 30, 2024 and December 31, 2023. Private placement warrants outstanding were 9 million as of June 30, 2024 and December 31, 2023.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of June 30, 2024 and December 31, 2023.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	June 30, 2024	December 31, 2023
Risk-free interest rates	4.3%	3.9%
Expected term (in years)	7.3	7.8
Expected volatility	53.0%	53.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock warrants	$1	$(6)	$6	$(7)
Earnout share liabilities	—	(4)	7	(5)
Change in fair value of derivative liabilities	$1	$(10)	$13	$(12)

Note 7. Leases
The Company leases office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million in the three months ended June 30, 2024 and 2023 and $14 million in the six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 8.0 years and a weighted average discount rate of 7.0%.
Future lease payments for leases that have not yet commenced were $32 million as of June 30, 2024. Lease commencement will occur once the lessor substantially completes construction to make the underlying asset available for use.
Note 8. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	June 30, 2024	December 31, 2023
Land	$14	$14
Buildings and leasehold improvements	90	82
Equipment	25	25
Vehicles	24	16
Other	14	15
	167	152
Less accumulated depreciation and amortization	(67)	(58)
Total property and equipment, net	$100	$94
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	June 30, 2024	December 31, 2023
Accrued compensation	$39	$65
Other accrued expenses	27	31
Total other current liabilities	$66	$96

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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	June 30, 2024	June 30, 2023
RSUs	102	123
Stock options	129	102
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	257	251
Note 10. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and six months ended June 30, 2024 and 2023.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,		$ Change	% Change
(in millions, except for percentages)	2024	2023
Operating expenses:
Research and development	$170	$187	$(17)	(9)%
Selling, general and administrative	28	30	(2)	(7)%
Total operating expenses	198	217	(19)	(9)%
Loss from operations	(198)	(217)	19	(9)%
Other income (expense):
Change in fair value of derivative liabilities	1	(10)	11	n/m(1)
Other income, net	15	9	6	67%
Loss before income taxes	(182)	(218)	36	(17)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(182)	$(218)	$36	(17)%
(1) Not meaningful.
Operating expenses
Research and development decreased by $17 million, or 9%, to $170 million in the three months ended June 30, 2024 from $187 million in the three months ended June 30, 2023, primarily driven by a decrease in hardware costs for development fleets, as well as a decline in non-cash stock-based compensation. Research and development expenses included non-cash stock-based compensation of $32 million and $37 million in both the three months ended June 30, 2024 and 2023, respectively.
Selling, general and administrative decreased by $2 million, or 7%, to $28 million in the three months ended June 30, 2024 from $30 million in the three months ended June 30, 2023, primarily driven by decreases in personnel costs and other general and administrative costs. Selling, general and administrative included non-cash stock-based compensation of $6 million in both the three months ended June 30, 2024 and 2023.
Other income (expense)
The change in fair value of derivative liabilities was income of $1 million and expense of $10 million in the three months ended June 30, 2024 and 2023, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net increased by $6 million, or 67%, to $15 million in the three months ended June 30, 2024, from $9 million in the three months ended June 30, 2023, primarily due to an increase in interest income earned on cash equivalents and investments.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		$ Change	% Change
(in millions, except for percentages)	2024	2023
Operating expenses:
Research and development	$336	$364	$(28)	(8)%
Selling, general and administrative	55	61	(6)	(10)%
Total operating expenses	391	425	(34)	(8)%
Loss from operations	(391)	(425)	34	(8)%
Other income (expense):
Change in fair value of derivative liabilities	13	(12)	25	(208)%
Other income, net	31	23	8	35%
Loss before income taxes	(347)	(414)	67	(16)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(347)	$(414)	$67	(16)%
(1) Not meaningful.
Operating expenses
Research and development expenses decreased by $28 million, or 8%, to $336 million in the six months ended June 30, 2024 from $364 million in the six months ended June 30, 2023, primarily driven by a decrease in hardware costs for development fleets, as well as a decline in non-cash stock-based compensation. Research and development expenses included non-cash stock-based compensation of $63 million and $71 million in both the six months ended June 30, 2024 and 2023, respectively.
Selling, general and administrative expenses decreased by $6 million, or 10%, to $55 million in the six months ended June 30, 2024 from $61 million in the six months ended June 30, 2023 primarily driven by decreases in personnel costs and other general and administrative costs. Selling, general and administrative expenses included non-cash stock-based compensation of $11 million in both the six months ended June 30, 2024 and 2023.
Other income (expense)
The change in fair value of derivative liabilities resulted in an income of $13 million and expense of $12 million in the six months ended June 30, 2024 and 2023, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net was $31 million in the six months ended June 30, 2024, compared to $23 million in the six months ended June 30, 2023, primarily due to an increase in interest income earned on cash equivalents and investments.

Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were $402 million of cash and cash equivalents, and $618 million of short-term investments, exclusive of restricted cash of $17 million. Short-term investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses and that we will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. We expect our total liquidity will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report. Management will continue to evaluate the timing and nature of discretionary operating expenses, as necessary.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(326)	$(318)
Net cash provided by investing activities	221	228
Net cash provided by (used in) financing activities	6	(5)
Net decrease	(99)	(95)
Cash, cash equivalents, and restricted cash at beginning of the period	518	277
Cash, cash equivalents, and restricted cash at end of the period	$419	$182
Cash Flows Used in Operating Activities
Net cash used in operating activities was $326 million for the six months ended June 30, 2024, an increase of $8 million from $318 million for the six months ended June 30, 2023 primarily due to advanced payments for hardware materials for fleet builds.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $221 million for the six months ended June 30, 2024, a decrease of $7 million from $228 million for the six months ended June 30, 2023 primarily due to increased purchases of property and equipment for commercial fleet builds, partially offset by an increase in cash received from net maturities of investments.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $6 million for the six months ended June 30, 2024 and net cash used in financing activities was $5 million for the six months ended June 30, 2023. Proceeds from the issuance of common stock upon the exercise of stock options increased in the six months ended June 30, 2024.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and six months ended June 30, 2024 and 2023.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K/A for the year-ended December 31, 2023. There have been no material changes to our critical accounting estimates since our Annual Report.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, as amended

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Aurora Innovation, Inc.

Date:	July 31, 2024	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)