Form 10-Q
period 2024-09-30
Aurora Innovation, Inc.
filed 2024-10-31
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,351,555,176 shares of Class A common stock and 366,869,709 shares of Class B common stock as of October 23, 2024.

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

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$263	$501
Short-term investments	985	699
Other current assets	27	17
Total current assets	1,275	1,217
Property and equipment, net	102	94
Operating lease right-of-use assets	124	122
Acquisition related intangible assets	617	617
Long-term investments	104	148
Other assets	43	37
Total assets	$2,265	$2,235
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$15	$15
Other current liabilities	78	96
Total current liabilities	93	111
Operating lease liabilities, long-term	109	107
Derivative liabilities	39	24
Other liabilities	6	8
Total liabilities	247	250
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,713 and 1,529 shares issued and outstanding, respectively	—	—
Additional paid-in capital	6,181	5,594
Accumulated other comprehensive income	2	1
Accumulated deficit	(4,165)	(3,610)
Total stockholders’ equity	2,018	1,985
Total liabilities and stockholders’ equity	$2,265	$2,235
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$169	$182	$505	$546
Selling, general and administrative	27	30	82	91
Total operating expenses	196	212	587	637
Loss from operations	(196)	(212)	(587)	(637)
Other income (expense):
Change in fair value of derivative liabilities	(28)	5	(15)	(7)
Other income, net	16	17	47	40
Loss before income taxes	(208)	(190)	(555)	(604)
Income tax expense	—	—	—	—
Net loss	$(208)	$(190)	$(555)	$(604)

Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.35)	$(0.48)
Basic and diluted weighted-average shares outstanding	1,657	1,432	1,582	1,261
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(208)	$(190)	$(555)	$(604)
Other comprehensive income:
Unrealized gain on investments	3	1	1	2
Other comprehensive income	3	1	1	2
Comprehensive loss	$(205)	$(189)	$(554)	$(602)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of June 30, 2023	1,184	$—	$4,679	$(1)	$(3,228)	$1,450
Equity issued under incentive compensation plans	24	—	4	—	—	4
Issuance of common stock in private placement, net of issuance costs	222	—	584	—	—	584
Issuance of common stock in public offering, net of issuance costs	84	—	244	—	—	244
Stock-based compensation	—	—	41	—	—	41
Comprehensive income (loss)	—	—	—	1	(190)	(189)
Balance as of September 30, 2023	1,514	$—	$5,552	$—	$(3,418)	$2,134

Balance as of June 30, 2024	1,563	$—	$5,675	$(1)	$(3,957)	$1,717
Equity issued under incentive compensation plans	16	—	5	—	—	5
Issuance of common stock in public offering, net of issuance costs	134	—	466	—	—	466
Stock-based compensation	—	—	35	—	—	35
Comprehensive income (loss)	—	—	—	3	(208)	(205)
Balance as of September 30, 2024	1,713	$—	$6,181	$2	$(4,165)	$2,018
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
Equity issued under incentive compensation plans	42	—	1	—	—	1
Issuance of common stock in private placement, net of issuance costs	222	—	584	—	—	584
Issuance of common stock in public offering, net of issuance costs	84	—	244	—	—	244
Stock-based compensation	—	—	123	—	—	123
Comprehensive income (loss)	—	—	—	2	(604)	(602)
Balance as of September 30, 2023	1,514	$—	$5,552	$—	$(3,418)	$2,134

Balance as of December 31, 2023	1,529	$—	$5,594	$1	$(3,610)	$1,985
Equity issued under incentive compensation plans	50	—	12	—	—	12
Issuance of common stock in public offering, net of issuance costs	134	—	466	—	—	466
Stock-based compensation	—	—	109	—	—	109
Comprehensive income (loss)	—	—	—	1	(555)	(554)
Balance as of September 30, 2024	1,713	$—	$6,181	$2	$(4,165)	$2,018
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(555)	$(604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	15
Reduction in the carrying amount of right-of-use assets	21	21
Stock-based compensation	109	123
Change in fair value of derivative liabilities	15	7
Accretion of discount on investments	(21)	(20)
Other operating activities	(1)	(1)
Changes in operating assets and liabilities:
Other current and non-current assets	(18)	8
Operating lease liabilities	(20)	(20)
Other current and non-current liabilities	(14)	6
Net cash used in operating activities	(469)	(465)
Cash flows from investing activities
Purchases of property and equipment	(26)	(11)
Purchases of investments	(830)	(692)
Maturities of investments	611	1,035
Net cash (used in) provided by investing activities	(245)	332
Cash flows from financing activities
Proceeds from issuance of common stock	478	835
Other financing activities	(3)	(8)
Net cash provided by financing activities	475	827
Net (decrease) increase in cash, cash equivalents, and restricted cash	(239)	694
Cash, cash equivalents, and restricted cash at beginning of the period	518	277
Cash, cash equivalents, and restricted cash at end of the period	$279	$971
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

Recent Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting, which expands disclosure requirements for reportable segments including enhanced disclosures about significant segment expenses. The updated standard is effective for the Company’s fiscal 2024 annual period and interim periods beginning in the first quarter of fiscal 2025. The Company is currently evaluating the impact of this guidance, and expects to adopt the standard during the fourth quarter of 2024.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The updated standard is effective for the Company’s fiscal 2025 annual period. The Company is currently evaluating the impact of this guidance, and expects to adopt the standard for our annual periods beginning January 1, 2025.
Note 3. Cash, Cash Equivalents and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$263	$501
Restricted cash, current (a)	1	1
Restricted cash, long-term (b)	15	16
Total cash, cash equivalents and restricted cash	$279	$518
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets
The components of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2024	December 31, 2023
Cash and cash equivalents:
Bank deposits	Level 1	$1	$—
Money market funds	Level 1	227	220
U.S. Treasury securities	Level 2	20	251
Commercial paper	Level 2	15	30
Total cash and cash equivalents		$263	$501
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$808	$769
Commercial paper	Level 2	124	54
Corporate bonds and notes	Level 2	157	24
Total short-term and long-term investments		$1,089	$847
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of September 30, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$806	$2	$808
Commercial paper	124	—	124
Corporate bonds and notes	157	—	157
Total short-term and long-term investments	$1,087	$2	$1,089

	As of December 31, 2023
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$768	$1	$769
Commercial paper	54	—	54
Corporate bonds and notes	24	—	24
Total short-term and long-term investments	$846	$1	$847
Note 4. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at September 30, 2024 and December 31, 2023.
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
The Company had 1,346 million and 1,162 million shares of Class A common stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively. The Company had 367 million shares of Class B common stock issued and outstanding at September 30, 2024 and December 31, 2023.
Public Offerings
On August 2, 2024, the Company completed a public offering (the “2024 Public Offering”) of approximately 134 million shares of Class A common stock at a price of $3.60 per share, for proceeds of $466 million, net of transaction costs, including the full exercise of the underwriters’ over-allotment option.
On July 21, 2023, the Company completed a public offering (the “2023 Public Offering”) of approximately 73 million shares of Class A common stock at a price of $3.00 per share, for proceeds of $212 million, net of transaction costs. Following the 2023 Public Offering, on August 2, 2023, the Company issued an additional 11 million shares of Class A common stock in connection with the exercise of the underwriters’ over-allotment option for proceeds of $32 million, net of transaction costs.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of September 30, 2024, there were 214 million shares available for grant under the Plan.

Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of September 30, 2024.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$30	$36	$93	$107
Selling, general, and administrative	5	5	16	16
Total	$35	$41	$109	$123
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
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2023	100	$2.76
Granted	38	2.37
Vested	(39)	2.68
Forfeited	(13)	3.04
Unvested at September 30, 2024	86	$2.58
The unrecognized stock-based compensation related to unvested RSUs was $200 million at September 30, 2024 and will be recognized over a weighted average period of 2.4 years. The fair value of RSUs as of their respective vesting dates was $121 million for the nine months ended September 30, 2024.
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
Stock options granted under the Plan during the nine months ended September 30, 2024 were as follows:

Nine Months Ended September 30, 2024
Stock options granted (in millions)	38
Weighted average grant date fair value	$1.30
Weighted average grant date fair value assumptions:
Expected term	6.0 years
Risk-free interest rates	4.1%
Expected volatility	53.2%

Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	104	$1.78
Granted	38	2.37
Exercised	(9)	1.32
Forfeited	(6)	2.04
Expired	(1)	3.37
Outstanding at September 30, 2024	126	$1.98	7.7	$500
Exercisable at September 30, 2024	67	$1.80	6.6	$280
The unrecognized stock-based compensation related to unvested stock options was $68 million as of September 30, 2024 and will be recognized over a weighted average period of 2.8 years. The intrinsic value of stock options exercised was $18 million for the nine months ended September 30, 2024.
Note 6. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2024	December 31, 2023
Public warrants	Level 1	$10	$6
Private placement warrants	Level 2	7	4
Common stock warrants		17	10
Earnout share liabilities	Level 3	22	14
Total derivative liabilities		$39	$24
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of September 30, 2024 and December 31, 2023. Private placement warrants outstanding were 9 million as of September 30, 2024 and December 31, 2023.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of September 30, 2024 and December 31, 2023.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	September 30, 2024	December 31, 2023
Risk-free interest rates	3.7%	3.9%
Expected term (in years)	7.1	7.8
Expected volatility	53.0%	53.0%

The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock warrants	$(13)	$3	$(7)	$(4)
Earnout share liabilities	(15)	2	(8)	(3)
Change in fair value of derivative liabilities	$(28)	$5	$(15)	$(7)
Note 7. Leases
The Company leases office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million in the three months ended September 30, 2024 and 2023 and $21 million in the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 8.1 years and a weighted average discount rate of 7.4%.
Note 8. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	September 30, 2024	December 31, 2023
Land	$14	$14
Buildings and leasehold improvements	93	82
Equipment	25	25
Vehicles	26	16
Other	16	15
	174	152
Less accumulated depreciation and amortization	(72)	(58)
Total property and equipment, net	$102	$94
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	September 30, 2024	December 31, 2023
Accrued compensation	$48	$65
Other accrued expenses	30	31
Total other current liabilities	$78	$96

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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	September 30, 2024	September 30, 2023
RSUs	86	110
Stock options	126	105
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	238	241
Note 10. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and nine months ended September 30, 2024 and 2023.

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

Recent Developments
Public Offering
On August 2, 2024, the Company completed a public offering (the “2024 Public Offering”) of approximately 134 million shares of Class A common stock at a price of $3.60 per share, for proceeds of $466 million, net of transaction costs, including the full exercise of the underwriters’ over-allotment option.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2024	2023
Operating expenses:
Research and development	$169	$182	$(13)	(7)%
Selling, general and administrative	27	30	(3)	(10)%
Total operating expenses	196	212	(16)	(8)%
Loss from operations	(196)	(212)	16	(8)%
Other income (expense):
Change in fair value of derivative liabilities	(28)	5	(33)	n/m(1)
Other income, net	16	17	(1)	(6)%
Loss before income taxes	(208)	(190)	(18)	9%
Income tax expense	—	—	—	n/m(1)
Net loss	$(208)	$(190)	$(18)	9%
(1) Not meaningful.
Operating expenses
Research and development decreased by $13 million, or 7%, to $169 million in the three months ended September 30, 2024 from $182 million in the three months ended September 30, 2023, primarily driven by a decrease in non-cash stock-based compensation, hardware costs for development fleets, and personnel costs. Research and development expenses included non-cash stock-based compensation of $30 million and $36 million in the three months ended September 30, 2024 and 2023, respectively.
Selling, general and administrative decreased by $3 million, or 10%, to $27 million in the three months ended September 30, 2024 from $30 million in the three months ended September 30, 2023, primarily driven by decreases in personnel costs and other general and administrative costs. Selling, general and administrative included non-cash stock-based compensation of $5 million in the three months ended September 30, 2024 and 2023.
Other income (expense)
The change in fair value of derivative liabilities was expense of $28 million and income of $5 million in the three months ended September 30, 2024 and 2023, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net decreased by $1 million, or 6%, to $16 million in the three months ended September 30, 2024, from $17 million in the three months ended September 30, 2023, primarily due to a decrease in interest income earned on cash equivalents and investments.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2024	2023
Operating expenses:
Research and development	$505	$546	$(41)	(8)%
Selling, general and administrative	82	91	(9)	(10)%
Total operating expenses	587	637	(50)	(8)%
Loss from operations	(587)	(637)	50	(8)%
Other income (expense):
Change in fair value of derivative liabilities	(15)	(7)	(8)	114%
Other income, net	47	40	7	18%
Loss before income taxes	(555)	(604)	49	(8)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(555)	$(604)	$49	(8)%
(1) Not meaningful.
Operating expenses
Research and development expenses decreased by $41 million, or 8%, to $505 million in the nine months ended September 30, 2024 from $546 million in the nine months ended September 30, 2023, primarily driven by decreases in hardware costs for development fleets, non-cash stock-based compensation, and personnel costs. Research and development expenses included non-cash stock-based compensation of $93 million and $107 million in the nine months ended September 30, 2024 and 2023, respectively.
Selling, general and administrative expenses decreased by $9 million, or 10%, to $82 million in the nine months ended September 30, 2024 from $91 million in the nine months ended September 30, 2023 primarily driven by decreases in personnel costs and other general and administrative costs. Selling, general and administrative expenses included non-cash stock-based compensation of $16 million in the nine months ended September 30, 2024 and 2023.
Other income (expense)
The change in fair value of derivative liabilities resulted in an expense of $15 million and $7 million in the nine months ended September 30, 2024 and 2023, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net increased by $7 million, or 18%, to $47 million in the nine months ended September 30, 2024, from $40 million in the nine months ended September 30, 2023, primarily due to an increase in interest income earned on cash equivalents and investments.

Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were $263 million of cash and cash equivalents, $985 million of short-term investments, and $104 million of long-term investments with maturities within 2 years, exclusive of restricted cash of $16 million. Short-term and long-term investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses and that we will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. During the third quarter of 2024, we raised $483 million in equity capital from the 2024 Public Offering, receiving net proceeds of $466 million after transaction costs. During the third quarter of 2023, we raised $853 million in equity capital from a public offering and concurrent private placement, receiving net proceeds of $828 million after transaction costs. We expect our total liquidity will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report. Management will continue to evaluate the timing and nature of discretionary operating expenses, as necessary.
Worldwide economic conditions remain uncertain, including inflation volatility. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.
Cash Flows
Cash flows for the periods were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(469)	$(465)
Net cash (used in) provided by investing activities	(245)	332
Net cash provided by financing activities	475	827
Net (decrease) increase	(239)	694
Cash, cash equivalents, and restricted cash at beginning of the period	518	277
Cash, cash equivalents, and restricted cash at end of the period	$279	$971
Cash Flows Used in Operating Activities
Net cash used in operating activities was $469 million for the nine months ended September 30, 2024, an increase of $4 million from $465 million for the nine months ended September 30, 2023 primarily due to advanced payments for hardware materials for fleet builds partially offset by decreases in other operating expenditures.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities was $245 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $332 million for the nine months ended September 30, 2023. The change was primarily due to increased purchases and fewer maturities of short-term investments, as well as increased purchases of property and equipment for commercial fleet builds.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $475 million for the nine months ended September 30, 2024, a decrease of $352 million from $827 million for the nine months ended September 30, 2023, primarily due to lower net proceeds received from the 2024 Public Offering compared to the 2023 Public Offering and Private Placement.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and nine months ended September 30, 2024 and 2023.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
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

Aurora Innovation, Inc.

Date:	October 30, 2024	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)