Form 10-K
period 2024-12-31
Aurora Innovation, Inc.
filed 2025-02-14
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,260 million.
The registrant had outstanding 1,390,256,094 shares of Class A common stock and 350,170,526 shares of Class B common stock as of February 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•the safety benefits of our technology and product;
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
•our business partners' ability to source materials for and manufacture vehicles for deployment of the Aurora Driver at scale;
•the anticipated benefits from our relationships with our partners and customers;
•our ability to obtain, maintain, protect and enforce our intellectual property;
•economic and industry trends or trend analysis;
•the benefits of the use of artificial intelligence in Aurora’s services or products;
•the impact of infectious diseases, health epidemics and pandemics, natural disasters, war (including Russia’s actions in Ukraine and the conflicts in the Middle East), acts of terrorism or responses to these events; and
•other factors detailed under the section entitled “Risk Factors.”
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
ii

Part I - Financial Information
Item 1. Business.
INFORMATION ABOUT AURORA
Unless the context otherwise requires, all references in this section to the “Company,” “Aurora,” “we,” “us,” or “our” refer to the business of Aurora Innovation, Inc. and its subsidiaries.
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
We intend to launch trucking as our first driverless product, as we believe its massive scale, significant structural need, attractive unit economics, and self-similar operating environment will allow us to rapidly deploy and profitably scale on high-volume, highway-focused routes. Drafting on the revenue and technical capability we expect this trucking product to generate, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility and local goods delivery markets. We have operated our self-driving test vehicles in diverse weather and operating environments, including in Arizona, California, New Mexico, Pennsylvania, and Texas, allowing us to create a more robust self-driving system. We also autonomously haul (under the supervision of vehicle operators) truck freight on behalf of our pilot customers in preparation for driverless commercialization.

Our first-principles approach underpins our technology development strategy for the Aurora Driver. We made foundational investments early on, based on our prior experience in the self-driving industry, that allow us to accelerate development and position our platform for long-term scalability. Some of these foundational investments include developing the Aurora Driver with what we believe to be the optimal combination of artificial intelligence and machine-learning with rule-based approaches. We have used a “Verifiable AI” approach, intended to leverage advancements in artificial intelligence and machine learning to deliver a practical, verifiable, and commercially scalable solution. We have also built a proprietary Virtual Testing Suite, which makes our development more efficient and faster than traditional approaches that rely heavily on on-road vehicle fleets. While many companies in the self-driving industry tout miles driven as a metric, our Virtual Testing Suite allows us to iterate faster and more efficiently, while reducing our reliance on on-road testing.
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
With these strategic partnerships, each party is making significant investments towards integrating the Aurora Driver into vehicles, logistics and mobility networks, and business models. We believe that partnering with other industry leaders enables us to scale more efficiently, as it allows us to focus on what we do best – developing the Aurora Driver—while our partners handle activities such as vehicle and hardware manufacturing, fleet ownership, and operation. We are proud that these industry leaders have selected Aurora as their self-driving partner. During 2024, we operated commercial trucking pilots with FedEx, Hirschbach, Schneider, Uber Freight, Volvo Autonomous Solutions, and Werner, among others, through which we regularly and autonomously hauled loads under the supervision of vehicle operators, and are also integrating access to Uber Freight’s digital freight network within our autonomous trucking subscription service. Further, we continued our strategic collaboration with Ryder Systems, piloting on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale.
We envision a two-phase process for ownership and operation of Aurora Driver-powered self-driving vehicles. Early in our commercialization, we intend to own or lease and operate an initial fleet of trucks and will invest in self-driving system hardware, base vehicles, and commercial facilities (such as freight terminals). Following this initial phase, we expect to ultimately commercialize the Aurora Driver in a Driver as a Service (“DaaS”) business model, in which we will supply self-driving technology and earn revenue on a fee per mile basis. In this second phase, we do not intend to own nor operate large vehicle fleets ourselves. We will partner with automotive companies, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect the DaaS model to enable an asset-light and high-margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships.
As of December 31, 2024, we have assembled an approximately 1,800-person team, consisting of leading experts in robotics, artificial intelligence, machine learning, hardware design, software engineering, systems engineering, and safety. We believe that our combined experience and expertise allow us to move faster and more efficiently than our competitors as we make purposeful, foundational technological investments in safe and scalable self-driving technology.

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
Trucking
We plan to launch Aurora Driver for Freight, our driverless trucking subscription service, as our first commercial product. We have prioritized this market as we believe it is an optimal first product for both commercial and technical reasons:
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
During 2024, we operated commercial trucking pilots with FedEx, Hirschbach, Schneider, Uber Freight, Volvo Autonomous Solutions, and Werner, among others, through which we regularly and autonomously hauled loads under the supervision of vehicle operators, and also explored integrating access to Uber Freight’s digital freight network within our autonomous trucking subscription service. We also continued our strategic collaboration with Ryder Systems, piloting on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale.
We plan to initially launch Aurora Driver for Freight in Texas, which has the largest freight market in the US, a favorable business and regulatory environment, and moderate weather. These characteristics make it an attractive market for our initial driverless launch. From there, we plan to expand to other key freight corridors, which we will prioritize based on commercial, technical, and regulatory considerations.
Passenger Mobility
Our second core market focuses on passenger mobility, initially targeting the ride hailing space with Aurora Driver for Rides, our driverless ride hailing subscription service.

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
We plan to launch Aurora Driver for Rides following the launch and expansion of Aurora Driver for Freight, leveraging our strategic relationships with Toyota and Uber. As we use the same Aurora Driver hardware and software as for trucking, we will leverage capabilities already in use by our trucking product. Our ability to drive safely at high speed will allow us to serve the significant fraction of ride-hailing trips that require high speed on interstates and highways. We expect our growth will consist of commercial expansion within and across cities.
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
Expand global footprint
We intend for the Aurora Driver to serve people and communities around the world. Our commercial operations will start in the United States, but we expect to broaden our footprint to include international markets where the value proposition of our technology is compelling, regulations are conducive, and roadways are comparable. This includes, but is not limited to, Canada, Europe, Japan, Australia, and New Zealand.
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

Aurora’s Competitive Advantages
Industry leading team
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three leaders in the self-driving space. Chris led the Google self-driving car team and was technology director for Carnegie Mellon when it won the 2007 DARPA Urban Challenge. Sterling developed MIT’s Intelligent CoPilot, then launched Tesla’s Model X and Autopilot, and Drew worked for two decades at the intersection of artificial intelligence, machine learning and robotics across industry and academia at Carnegie Mellon. As of December 31, 2024, Aurora has assembled an approximately 1,800-person team, of whom approximately 1,600 focus on engineering and product. Our company consists of world-leaders in robotics, artificial intelligence, machine learning, hardware design, software engineering, systems engineering, and safety. Aurora has over 1,800 awarded and pending patents worldwide. In 2021, Aurora acquired and integrated Uber’s self-driving unit, strengthening our team, our technology, and our intellectual property. The acquisition added to the breadth and depth of talent we have to deliver on our mission. We foster a high-performance and mission-driven culture which drives successful execution, and we believe this makes us an employer of choice in our industry.
Next-generation technology
Unencumbered by legacy technology and methods, we have taken a clean sheet approach to creating a safe and scalable self-driving system. We have invested in key areas of differentiation that we believe provide a long-term advantage, including:
•Careful integration of artificial intelligence / machine learning and engineering approaches throughout our perception and motion planning systems, combining the strengths of modern artificial intelligence and machine learning with invariants to build the Aurora Driver that is both human-like in its behavior and trained to follow the rules of the road;
•Virtual Testing Suite that allows for accelerated and efficient development;
•Differentiated long-range, high-resolution, multi-modal sensor suite that includes FirstLight Lidar technology, which allows numerous advantages over traditional lidar, including the ability to unlock safe operation at highway speeds; and
•Scalable maps that are maximally relevant to the challenges of self-driving.
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

Self-Driving Software
Data Services
Aurora Driver
Self-Driving Hardware
Local Goods Delivery
Trucking
Passenger Mobility

The Aurora Driver is designed to deliver fully autonomous driving without the need for a human in the vehicle. This is classified as Level 4 – High Driving Automation, with the vehicle capable of performing all driving functions under certain conditions, such as specific road types and weather. This set of conditions is referred to as the system’s “operational design domain.” We believe that, because a human driver is no longer required inside the vehicle, this level of automation allows for step-change benefits in both safety and efficiency and opens massive commercial opportunities.
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

Driver as a Service Business Model
The Aurora Driver will be delivered as a service via Aurora Driver for Freight, our driverless trucking subscription service, and Aurora Driver for Rides, our driverless ride hailing subscription service. We intend to partner with our ecosystem of OEMs, Tier 1 automotive supplier, fleet operators, and mobility and logistics services, as well as other third parties, to commercialize and support Aurora Driver-powered vehicles. With our business model, fleet owners will purchase Aurora Driver-powered vehicles from our OEM partners, subscribe to the Aurora Driver, and utilize Aurora-certified fleet service partners to operate autonomous mobility and logistics services. In many instances, the same party may play multiple roles: for example, our OEM partners will in certain cases also provide maintenance services and act as a fleet operator.
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
Technology
Our Technological Advantages
Since our inception, we have taken a clean sheet approach to the way we build our technology, leveraging our team’s past experience and learnings. We have made purposeful, foundational technological investments that we believe will enable us to move towards meaningful commercialization more safely, quickly, and broadly. Examples of this approach, across both hardware and software, include:

1.Proprietary lidar technology to unlock highway speeds;
2.Next-generation Verifiable AI approach to Perception and Planning that leverages the distinct strengths of both artificial intelligence / machine learning and engineered approaches;
3.Common driver platform approach which allows our system to scale onto different vehicle types, such as cars and Class 8 trucks;
4.Aurora’s Virtual Testing Suite, which increases engineering velocity; and
5.Scalable approach to high-definition maps.
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
1.Greater Range. Our lidar can see nearly twice as far as a traditional automotive lidar, because our coherent measurement enables single-photon sensitivity. The enhanced range of our FMCW lidar enables the detection and tracking of objects and actors at the very long ranges essential for high-speed driving.
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
Leveraging Artificial Intelligence / Machine Learning and Engineered Approaches
Aurora’s approach to designing the Aurora Driver software leverages our team’s expertise in both artificial intelligence / machine learning and fundamental engineering. Use of either approach for solving a problem has advantages and disadvantages, and therefore the thoughtful fusion of both is critical to creating a safe and scalable system. The key distinctions between artificial intelligence / machine learning and engineering are that:
•Engineered systems are built by humans and tend to be simpler and more introspectable (i.e. can understand ‘why’ an action is taken).
•Artificial intelligence / machine-learned systems are tuned and developed by algorithms and trained on data. This can allow for greater nuance and complexity, and have the additional advantage that new data can improve overall performance. However, artificial intelligence / machine-learned systems are less introspectable than engineered systems.
Aurora’s software teams are selective in their application of each, and frequently bring both to bear on a single task in ways that utilize the independent strengths of each to create a higher-performance system. We call this approach Verifiable AI.
An example of this is the Planning system. As the Aurora Driver operates, it uses an engineered approach to maintain appropriate safety buffers—an example is maintaining sufficiently safe following distance, such that the Aurora Driver can stop safely even if the car in front of it brakes aggressively. Using this engineered approach permits strong safety guarantees. However, a system built around such guarantees alone would not drive in a human-like fashion, and may act in such a way that other road users would find it unpredictable. Therefore, we also employ an artificial intelligence / machine-learned approach where the system learns from exemplary human drivers how to naturally behave during many commonplace interactions, such as merging onto a highway—subject to the buffers defined by the engineered system. Interleaving these two methods allows for the creation of verifiably safe, and natural, driving behavior.
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
Competition
Our main sources of competition fall into two categories:
•Technology-focused companies building technical capabilities for self-driving applications
•Automotive players building internal self-driving development programs
The principal competitive success factors in our market, in no particular order, include, but are not limited to:
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
As of December 31, 2024, we owned over 1,800 patents and pending applications, including U.S. and foreign. In addition, we have 5 registered U.S. trademarks, 37 registered foreign trademarks and 5 pending trademark applications. Our patents and patent applications cover a broad range of technology relevant to self-driving vehicles.
Partnerships
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
As Volvo’s official technology partner for US hub-to-hub solutions, the parties continue to develop an unprecedented autonomous offering with one of the most trusted commercial truck manufacturers in the world. This partnership will be the center of the integration of the Aurora Driver into Volvo’s on-highway trucks and development of industry-leading Transportation as a Service solutions.
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
Aurora has developed bipartisan support of self-driving technology in both chambers of the U.S. Congress as well as the U.S. Department of Transportation and its agencies. At Aurora, we work with the federal government to ensure it maintains its regulatory authority over the design, construction, and performance of motor vehicles, as well as over the safety of commercial motor vehicles operating interstate commerce, and applies that same authority to the regulation of autonomous vehicles.
As vehicles equipped with the Aurora Driver are deployed on public roads, we will be subject to legal and regulatory authorities such as the National Highway Traffic Safety Administration (NHTSA), the Federal Motor Carrier Safety Administration (FMCSA), state agencies like Departments of Transportation or Departments of Motor Vehicles, and local transportation departments. As the development of federal and state legal frameworks around autonomous vehicles continue to evolve, we may be subject to additional regulatory schemes. We do not anticipate any near-term federal vehicle standards that would impede the foreseeable deployments of our technology. U.S. federal regulations are largely permissive of deployments of higher levels of safe and responsible autonomous functionality.
States, such as Arizona, Florida, New Mexico, Nevada, Pennsylvania, and Texas, continue to attract self-driving companies with a welcoming regulatory climate that provides the predictability necessary to deploy our technology in those communities. Some states, however, institute operational requirements or restrictions for certain autonomous functions. We believe such hurdles will be removed in the future as we work with our government partners to highlight the benefits of self-driving technology. For example, while California regulation currently only permits the testing and deployment of autonomous light-duty vehicles, in August 2024, state regulators requested informal public input on draft regulatory language for the testing and deployment of autonomous trucks.

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
Similar reporting and regulatory requirements exist or are being developed in foreign markets. For example, markets such as the EU also continue to develop their respective standards to define deployment requirements for higher levels of autonomy. Germany and the United Kingdom have both approved legislation that would allow for the deployment of self-driving technology without a human driver. Given the intense work in these areas, we expect several foreign markets to provide a workable path forward for autonomous vehicle operations in their respective jurisdictions in the near-term.
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
Aurora remains deeply committed to the communities in which we have a presence - partnering with educational institutions and community based organizations to educate on the benefits of self-driving technology - investing in programs that address community workforce needs while strengthening the pipeline of diverse talent to fuel key business needs. In December 2024, we announced the opening of our new 78,000 square-foot office and testing facility located on Montana State University’s Innovation Campus in Bozeman, Montana, which builds upon the university’s 30-year history of producing industry-leading photonics engineers and innovations. Aurora has also been working extensively with the Gallatin College Laser and Photonics Program in a partnership aimed at helping train and place the next generation of highly-trained technicians in the field of optics, laser, and photonics. Additionally, throughout 2024, Aurora supported a community engagement roadshow along our commercial launch lane in Texas, engaging students and other stakeholders on autonomous trucking technology, careers, and the future.
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

Human Capital
As of December 31, 2024, we had approximately 1,800 employees. None of our employees are represented by a labor union, and we consider our employee relations to be in good standing. To date, we have not experienced any work stoppages.
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
Channels of Distribution
We announce material information to the public through filings with the SEC, the investor relations page on our website, our X account (@aurora_inno), our LinkedIn account, press releases, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
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
•We have incurred net losses since our inception, and we expect to incur significant expenses and continuing losses for the foreseeable future.
•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•It is possible that our technology will have more limited performance or technology development and commercialization may take us longer to complete than is currently projected.
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
•Failures, or perceived failures, to comply with privacy, data protection, and cybersecurity requirements in the variety of jurisdictions in which we operate, or may operate, may adversely impact our business.
•Issues relating to our use of artificial intelligence and machine learning technologies, combined with an uncertain legal and regulatory environment, could materially and adversely affect our business, financial condition and results of operations.
•Our future insurance coverage may not be adequate to protect us from all business risks or may be prohibitively expensive.

•Our financial instruments, including warrants, are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
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
Although we believe that our self-driving systems and supporting technology are promising, we cannot assure you that our technology will succeed commercially. The successful development of our self-driving systems and related technology involves many challenges and uncertainties, including:
•achieving sufficiently safe self-driving system performance as determined by us, government and regulatory agencies, our partners, customers, and the general public;
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
We have incurred net losses since our inception, and we expect to incur significant expenses and continuing losses for the foreseeable future.
We have incurred net losses on an annual basis since our inception. During the twelve months ended December 31, 2024 and 2023, we incurred net losses of $748 million and $796 million, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to scale the driverless commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
•attract new partners and customers and retain existing partners and customers;
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
We publicly disclose a measure of our progress toward the commercial launch of Aurora Driver for Freight (the “Autonomy Readiness Measure”). The Autonomy Readiness Measure is the weighted function of completeness of our Safety Case (which is an internally-derived, claims-based approach that provides a generalized structured argument to addressing safety items implicated by developing and operating self-driving technology on public roads). There are inherent challenges in calculating the Autonomy Readiness Measure, including the fact that management judgment is used when applying weighting to individual pieces of evidence that support the claims that we are making in our Safety Case (e.g., based on complexity, effort required to complete, scope of the Company’s commercial launch route, etc.) as well as when evaluating the percentage complete of a particular piece of evidence. If individual pieces of evidence supporting the claims of our Safety Case turn out to be more complex, more challenging to complete, insufficiently comprehensive or conclusive, or more time or capital intensive than we originally anticipated, adjustments will be required to be made to our calculations of the Autonomy Readiness Measure. If our Autonomy Readiness Measure is not an accurate representation of our progress toward commercial launch, or if investors perceive this measure not to be accurate, or if we discover material inaccuracies in the Safety Case or our calculations of the Autonomy Readiness Measure, our reputation may be significantly harmed, the timing of commercial launch of Aurora Driver for Freight could be delayed, and our stock price could decline, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.
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
The market for self-driving technology is highly competitive and can be easily influenced by rapid technological change. Our future success will depend on our ability to develop and commercialize in a sufficiently timely manner in order to maintain competitiveness. Several companies, including, but not limited to, Waymo, Tesla, Zoox/Amazon, Motional, Torc Robotics, Kodiak Robotics, Stack AV and Intel Mobileye are investing heavily in building this technology. These companies compete with us directly by offering self-driving technology for the same or similar use cases. If our competitors, including those previously mentioned, broadly commercialize their technology before we do, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us.

Material commercialization of self-driving technology first involves pilot deployments, which we and other competitors are currently performing. Competitors may initiate similar deployments in various different use cases and/or geographies earlier than we will or may perform better than we do in such deployments. Several of these competitors have substantially greater financial, marketing, R&D, and other resources. In the event that one or many of these competitors broadly commercializes their technology before we do, our business prospects and financial performance would be adversely impacted.
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
Self-driving technology is a new product and the appropriate price points and pricing models are still being determined. Additionally, increased competition may result in pricing pressure and reduced margins and may impede our ability to increase the revenue of our technology or cause us to lose market share, any of which could materially and adversely affect our business, financial condition and results of operations. Unfavorable changes in any of these or other unit economics-related factors, many of which are beyond our control, could materially and adversely affect our business, prospects, financial condition and results of operations.
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
The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect to continue investing in research and development to improve our self-driving technology. Beyond the net proceeds raised in the 2024 Public Offering (as defined below), we expect we will need to seek equity or debt financing to fund a portion of our future expenditures. Such financing might not be available to us in a timely manner, on terms that are acceptable, or at all.
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
We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and systems automation. We are currently in the process of strengthening our compliance programs, including in relation to export controls, privacy, data protection, cybersecurity and anti-corruption. We will also need to reduce our reliance on manual operations in the areas of billing and reporting and make certain other improvements to support our complex arrangements and the rules governing revenue and expense recognition for our future operations. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on the accuracy of our reporting, business relationships, reputation and financial results.

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
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events (such as the outbreak of the COVID-19 pandemic), could materially and adversely affect our business, financial condition and results of operations. We have several offices located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war, including the ongoing geopolitical tensions related to Russia’s actions in Ukraine and the conflicts in the Middle East, could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.
Interruption or failure of Amazon Web Services or other information technology and communications systems that we rely upon could materially and adversely affect our business, financial condition and results of operations.
We currently rely on Amazon Web Services (“AWS”) to host our technology and support our technology development. The availability and effectiveness of our services depend on the continued operation of AWS, information technology, communications systems and other related products and services from third parties. Our systems will be vulnerable to damage, interruption or any other compromise as the result of, among others, software bugs and other technical errors, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, ransomware, and other malicious code, denial or degradation of service attacks, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We utilize reputable third-party service providers or vendors for storage and hosting of a substantial portion of our data and source code, and these providers could also be vulnerable to harms similar to those that could damage our systems, including software bugs and other technical errors, as well as sabotage and intentional acts of vandalism causing potential disruptions. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand the usage of our platform. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our business.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software and partners’ and end-customers’ data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
We are at risk for interruptions, outages and breaches of, and cyber events and other incidents impacting: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software; or confidential, proprietary, and other data, including partners’ or end-customers’ or driver data, that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information, technology or materials; compromise certain information of partners, end-customers, employees, suppliers, drivers or others, and lead to the loss or unavailability of, unauthorized access or damage to, or inappropriate access to, or use, disclosure or otherwise processing of, confidential information and other data we maintain or otherwise process or that is maintained or otherwise processed on our behalf; jeopardize the security of our facilities; or affect the performance of in-product technology. A cyber incident could be caused by software bugs and other technical errors, disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, distributed denial of service attacks, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time, and we may face difficulties and delays in identifying, responding to, and otherwise addressing security breaches and incidents. Geopolitical events such as Russia’s actions in Ukraine and the conflicts in the Middle East may increase our and our service providers’ risks of cyber-attacks. Since the COVID-19 pandemic, more of our service providers’ personnel are working remotely, which increases the risks of cyber-attacks, security breaches and incidents. Although we maintain and continue to develop information technology measures designed to protect us against intellectual property, technology, and materials theft, data breaches and other cyber incidents, including a formal incident response plan, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property rights and proprietary or competitively sensitive information, technology or materials, or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Further, we utilize reputable third-party service providers or vendors for storage and hosting of a substantial portion of our data and source code. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned, and our third-party vendors or suppliers may also experience cyber incidents caused by software bugs and other technical errors, disasters, insiders, or malicious third parties. If we, or third parties on which we rely, do not successfully implement, maintain or expand systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our intellectual property rights and proprietary or competitively sensitive information, technology or materials could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
Failures, or perceived failures, to comply with privacy, data protection, and cybersecurity requirements in the variety of jurisdictions in which we operate, or may operate, may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.
Our current and potential future operations and sales subject us to laws and regulations addressing privacy, data protection, cybersecurity, and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California has enacted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, both of which provide for significant compliance obligations and potentially material penalties for non-compliance. Numerous other jurisdictions have proposed or enacted legislation addressing these matters, including state laws similar to the California Consumer Privacy Act that have taken effect, or will go into effect through 2026. These regimes may, among other things, impose cybersecurity requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. These laws and regulations are evolving rapidly, with new laws and regulations proposed and enacted frequently in various jurisdictions. While, generally, we do not have access to, collect, store, process, or share data collected by our solutions unless our partners choose to proactively provide such data to us, our products may evolve both to address potential partner requirements or to add new features and functionality that may change our obligations under existing or future laws, regulations, contractual obligations or other actual or asserted obligations to which we are or may become subject, including industry standards. Therefore, the full impact of these obligations on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
We may also be affected by cyber-attacks and other security breaches or incidents, including other means of gaining unauthorized access to our technology, systems, and data. For instance, cyber criminals, insiders or unauthorized third parties may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated. Geopolitical conflicts and tensions may also increase our risks from cyber-attacks, security breaches or incidents.

We are assessing the continually evolving privacy, data protection and cybersecurity regimes and measures we believe are appropriate in response. Since these regimes are evolving, uncertain and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and end-customer demands further develop, and these updates or enhancements may require implementation costs, including costs to modify our practices with respect to data storage, data use, and other aspects of data processing, and we may face allegations that laws, regulations, or other actual or asserted obligations are consistent with our practices or the features of our solutions. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory, partner or end-customer-driven privacy, data protection, and cyber security obligations that apply, or are asserted to apply, to us, or to prevent or mitigate security breaches or incidents, cyber-attacks, or improper access to, use of, or disclosure of our technology, systems or data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss or unavailability of or an inability to use or process proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract partners and end-customers. Such events may result in governmental enforcement inquiries, investigations, and other proceedings and actions, private claims, demands, and litigation, fines and penalties or adverse publicity, and could cause partners and end-customers to lose trust in us, which could have an adverse effect on our reputation and business.
Issues relating to our use of artificial intelligence and machine learning technologies, combined with an uncertain legal and regulatory environment, could materially and adversely affect our business, financial condition and results of operations.
We use artificial intelligence and machine learning technologies in our operations, services, and products. These technologies are subject to evolving laws, regulations, guidance, and industry standards, which may expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. The use of artificial intelligence and machine learning technologies also presents emerging ethical and social issues and may draw public scrutiny or controversy, and may also create or assist in producing unexpected results, errors or inadequacies, any of which may not be easily detectable. Issues relating to our use of artificial intelligence and machine learning technologies and the evolving legal and regulatory landscape applicable to such technologies may adversely affect our business, prospects, financial condition, and results of operations.

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
In recent years, the United States and global economies suffered dramatic downturns, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, financial distress caused by recent or potential bank failures and the associated banking crisis, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. Over the past year, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised interest rates and implemented fiscal policy interventions in recent periods. These interventions may lower inflation; however, they may also reduce economic growth rates, create a recession, and have broad macroeconomic implications. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our technology and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
Our financial instruments, including warrants, are accounted for as liabilities and the changes in fair value could have a material effect on our financial results.
Included on our balance sheet as of December 31, 2024 and December 31, 2023 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”) with price-based vesting criteria.
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
As of December 31, 2024, we had estimated U.S. federal and state net operating loss carryforwards of $2,029 million and $2,715 million, respectively. Our U.S. federal and state net operating loss carryforwards subject to expiration will begin to expire in 2036 and 2029, respectively. In general, we may potentially use these net operating losses to offset taxable income for U.S. federal and state income tax purposes. Furthermore, U.S. federal net operating losses arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.
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
On April 26, 2023, we entered into the Strategic Partnership Agreement with Continental, which was amended and restated on September 27, 2023. Pursuant to the Strategic Partnership Agreement, Continental will, as our “Hardware-as-a-Service” partner, develop the necessary hardware, firmware, fallback system integration, and related services to allow for the integration of the Aurora Driver into production vehicles at OEMs. The Strategic Partnership Agreement provides that we will pay Continental on a per-mile basis for vehicles operated by the Aurora Driver using the future generation of our Aurora Driver hardware system. The term of the Strategic Partnership Agreement continues until March 31, 2031. Pursuant to the Strategic Partnership Agreement, Aurora and Continental are each subject to defined and limited exclusivity periods, subject to various exclusions and early termination triggers.
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

While we plan to obtain components from multiple sources whenever it is desirable and permissible under the Strategic Partnership Agreement, in addition to Continental, as it relates to the Aurora Driver, some of the other components used in our hardware and technology will be purchased from single suppliers. We refer to these component suppliers as our single source suppliers. These components are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay commercialization of our products to users. For example, the Aurora Driver relies on single source suppliers for several components including GPU microchips which we use for artificial intelligence / machine learning inference, lidars, vehicle electronic control units, and automotive radar sensors. Supply of these components world-wide may be adversely affected by the business disruptions as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia’s actions in Ukraine, the conflicts in the Middle East and other hostilities in the Middle East and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times.
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
It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g., federal, state, local, and international). For example, should a state choose to enact a set of regulations that significantly differ from that of another state, it may create a regulatory patchwork that could hinder the commercial deployment of our technology and have adverse effects on our business prospects and financial condition.

We are also subject to laws and regulations that commonly apply to e-commerce businesses, such as those related to privacy, data protection, cybersecurity, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results.
We are subject to governmental export and import control laws and regulations and trade and economic sanctions. Our failure to comply with these laws and regulations could materially and adversely affect our business, prospects, financial condition and results of operations.
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls as well as similar controls established in the countries in which we do business. Export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to embargoed or sanctioned countries and their governments and restricted or sanctioned persons. In addition, complying with export control and sanctions regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers. Additionally, any allegations of non-compliance with sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, prosecution, enforcement actions, fines, damages, severe administrative, civil and criminal sanctions, loss of export privileges, collateral consequences, remedial measures, suspension or debarment from government contracts and legal expenses, all of which could materially and adversely affect our business, prospects, financial condition and results of operations and also our reputation.
For example, the U.S. government has continued to increase controls restricting the ability to send, without an export license, certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China as well as other identified countries and companies headquartered in China and these other countries. These controls apply broadly to a continuously expanding list of items including certain integrated circuits, hardware containing these specified integrated circuits, semiconductor manufacturing equipment, and could be expanded to other products applicable to Aurora’s business. In response, the Chinese government is expanding its control on exports, and these controls or other measures could impact our business. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics or prohibit the export of these items to us and impact our ability to source components from China.
Federal and state governments may also seek to prohibit, restrict, or otherwise condition the procurement or use of products or components used in autonomous vehicles that are manufactured outside or by companies domiciled outside the United States. For example, on January 31, 2024, and again on October 21, 2024, the U.S. Department of Defense identified Hesai Technology Co., Ltd. (Hesai), a lidar manufacturer based in China, as a Chinese Military Company in accordance with Section 1260H of the National Defense Authorization Act for Fiscal Year 2021, which will prohibit the Defense Department from contracting with Hesai in the future. Additionally, the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) recently issued a final rule imposing controls on transactions involving certain information and communications technology and services that are designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of certain enumerated foreign adversaries (including China and Russia) and that are integral to passenger connected vehicles under 10,001 pounds. BIS noted in its announcement of the final rule that it intends to pursue a similar rulemaking to address trucks and buses in the near future, but provided no additional information on this effort or its anticipated timeline.
Legislation has also been introduced in some U.S. states that proposed to prohibit and/or condition the use of Chinese-origin lidar in autonomous vehicles. Enactment of any prohibitions, restrictions, or conditions on our ability to procure or use such products or components could materially and adversely affect our technology, operating plans, and commercialization timelines.

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
We may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and partners, intellectual property rights infringement or misappropriation claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, which could include but is not limited to general discrimination, wage and hour, privacy and data protection, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of disputes could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these proceedings raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material and adverse impact on our business, financial condition or results of operations or that our established reserves or our available insurance will mitigate this impact.
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
We rely on technical measures and contractual measures to protect proprietary or competitively sensitive information, technology or materials (such as trade secrets, know-how and confidential information) that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by limiting its disclosure and, when disclosed, by entering into confidentiality agreements, or consulting services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Trade secrets or confidential information may also be willfully or unintentionally disclosed, including by employees, who may leave our company and join our competitors. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property rights or other technology or materials owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position, and any recovery from a litigation may be insufficient to address any harm we have suffered. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.
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

Our software contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products or our use of those components give rise to disclosure obligations of proprietary software.
Our software contains components that are licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Certain open source licenses may give rise to obligations to disclose or license our source code or other intellectual property rights if such open source software is integrated with our proprietary software or used or distributed in certain ways. We currently combine and use our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. If we combine, use or distribute our proprietary software with open source software in a certain manner in the future, we could be required to release the source code to our proprietary software as open source software, or could be required to cease using the relevant open source software which might be costly to replace. Open source licensors also generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if the license terms for the open source software that we use change, we may be forced to re-engineer our software, incur additional costs or discontinue the use of certain offerings if re-engineering could not be accomplished in a timely manner. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
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
We issued warrants to acquire shares of our common stock in connection with our initial public offering in March 2021. The warrants were issued in registered form under the Warrant Agreement, between us and Continental Stock Transfer & Trust Company, as warrant agent, which was subsequently amended in connection with the appointment of Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company) as warrant agent. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Any failure to effectively maintain controls and procedures required by Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s attestation on internal controls. Additionally, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting. Although we have developed and refined our financial reporting and other disclosure controls and procedures, and will continue to do so, management may not be able to effectively maintain the controls and procedures that satisfy the regulatory compliance and reporting requirements that apply to us. If we are not able to adequately comply with the requirements of Section 404, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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

Our bylaws (the “Bylaws”) designate a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
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
•prohibiting the adoption, amendment or repeal of our Bylaws or the repeal of the provisions of our Certificate of Incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the voting power of the shares entitled to vote at an election of directors;
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of December 31, 2024, we had 1,383 million shares of our Class A common stock and 350 million shares of our Class B common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline significantly.
In connection with the Merger, certain holders of our Class A common stock (the “Lock-Up Parties”) entered into lockup agreements (the “Lockup Agreements”), pursuant to which they are contractually restricted from selling or transferring any of their shares of our Class A or Class B common stock (the “Lock-up Shares”) for certain periods of time, subject to certain exceptions. Under the Lockup Agreements, such lock-up restrictions began at the closing of the Merger (the “Closing”) and end in tranches of 25% of the Lock-Up Parties’ Lock-up Shares at each of (i) November 3, 2022, (ii) November 3, 2023, (iii) November 3, 2024 and (iv) November 3, 2025. Notwithstanding the foregoing, (i) each of Mr. Urmson, Mr. Anderson and Mr. Bagnell (collectively, the “Aurora Founders”) may sell Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement entered into in connection with the Merger) up to an amount of $25 million each and (ii) if, after Closing, Aurora completes a transaction that results in a change of control, the Lock-Up Parties’ Lock-up Shares are released from restriction immediately prior to such change of control (collectively, the “Lock-Up Exceptions”). Under the Sponsor Agreement dated July 14, 2021, the Sponsor’s Lock-up Shares are subject to the same releases as the Lock-Up Parties’ Lock-up Shares, except the Sponsor’s Lock-up Shares are not subject to Lock-up Exceptions.
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
Moreover, in connection with the private placement of approximately 222 million shares of our Class A common stock in 2023 (the “Private Placement”), we filed a registration statement with the SEC for the registration for resale of the securities sold in the Private Placement. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common stock could decline.
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
•our ability to adhere to the anticipated timelines on our product roadmap to commercial launch of Aurora Driver for Freight and/or progress in the Autonomy Readiness Measure that does not meet the expectations of the market;
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
•cyber events involving us;
•general economic and political conditions such as recessions, interest rates, fuel prices, bank failures and international currency fluctuations; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (such as the COVID-19 pandemic), natural disasters, war (including Russia’s actions in Ukraine and the conflicts in the Middle East), acts of terrorism or responses to these events.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by the Aurora Founders represent approximately 47% of the voting control of the Company as of December 31, 2024. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
As of December 31, 2024, we had warrants to purchase an aggregate of 21 million shares of our Class A common stock outstanding, comprising 12 million public warrants and 9 million private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
Aurora’s Information Security team reports to and is led by our Vice President, Head of Security Engineering, who is responsible for structuring and driving all cybersecurity initiatives at Aurora. This individual regularly reports cybersecurity progress to our Board of Directors, as well as senior leadership across the Company.

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
Risks from Threats and Incidents
We are subject to risks from cybersecurity threats and incidents to our vehicles and cloud infrastructure, including operational systems, security systems, integrated software and partners’ data processed by us or third-party vendors or suppliers. However, as of December 31, 2024, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factors entitled “Risks Related to Our Business Operations.”
Governance
Our information security management team is responsible for assessing and managing material risks from cybersecurity threats. Our Vice President, Head of Security Engineering has more than thirty-five plus years of experience as a security expert and more than twenty-five plus years of experience leading information security teams at renowned technology companies.
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

Item 2. Properties
Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we lease approximately 556,000 square feet of office and industrial space pursuant to leases that expire between 2025 and 2035. Our Pittsburgh facilities contain research and development and general and administrative functions. We lease two test track facilities in Pittsburgh of approximately 56 acres pursuant with the leases set to expire in 2025 and 2026. We lease approximately 111,000 square feet of office and industrial space in Mountain View, California and approximately 78,000 square feet of office and industrial space in Bozeman, Montana. We lease other office and industrial facilities in San Francisco, California; Dallas/Fort Worth, Texas; El Paso, Texas; Houston, Texas; Seattle, Washington; Livonia, Michigan and Louisville, Colorado.
We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.
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
Holders
As of February 7, 2025 there were 67 holders of record of our Class A common stock and 24 holders of record of our Class B common stock. The number of Class A common stock beneficial owners is substantially greater than the number of holders of record due to holders who are beneficial owners but whose shares are held in “street name” by banks, brokers and other nominees. There is currently no established public trading market for our Class B common stock.
As of February 7, 2025, there were 2 holders of record of warrants exercisable for shares of Class A common stock at a price of $11.50 per share.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from May 10, 2021, the day on which our Class A common stock commenced trading on Nasdaq (which, prior to our domestication to a Delaware corporation in connection with the Merger, were referred to Class A ordinary shares), through December 31, 2024 with (ii) the cumulative total return of the S&P 500 Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 10, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 10, 2021 of $10 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
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
We plan to first launch Aurora Driver for Freight, our driverless trucking subscription service, as we believe that is where we can make the largest impact the fastest, given the massive industry demand, attractive unit economics, and the ability to deploy on high volume highway-focused routes. Future success will be dependent on our ability to execute against our product roadmap to launch Aurora Driver for Freight. From there, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility market with Aurora Driver for Rides (formerly Aurora Connect), our driverless ride hailing subscription service, and in the longer-term the local goods delivery market.

Significant Events and Transactions
Public Offering
On August 2, 2024, the Company completed a public offering (the “2024 Public Offering”) of approximately 134 million shares of Class A common stock at a price of $3.60 per share, for proceeds of $466 million, net of transaction costs, including the full exercise of the underwriters’ over-allotment option.
Global Economic Conditions
Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, tensions in U.S.-China relations, the COVID-19 pandemic, high interest rates, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the Russia-Ukraine war, and the conflicts in the Middle East have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the United States. Our operating results could be materially impacted by these changes and other changes in the overall macroeconomic environment and other economic factors.
Comparison of the Twelve Months Ended December 31, 2024 to the Twelve Months Ended December 31, 2023

	Twelve Months Ended December 31,		$ Change	% Change
(in millions, except for percentages)	2024	2023
Operating expenses:
Research and development	$676	$716	$(40)	(6)%
Selling, general and administrative	110	119	(9)	(8)%
Total operating expenses	786	835	(49)	(6)%
Loss from operations	(786)	(835)	49	(6)%
Other income (expense):
Change in fair value of derivative liabilities	(24)	(20)	(4)	20%
Other income, net	62	59	3	5%
Loss before income taxes	(748)	(796)	48	(6)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(748)	$(796)	$48	(6)%
(1) Not meaningful.
Operating expenses
Research and development expenses decreased by $40 million, or 6%, to $676 million in the twelve months ended December 31, 2024 from $716 million in the twelve months ended December 31, 2023, primarily driven by decreases in non-cash stock-based compensation, hardware costs for development fleets, and personnel costs. Research and development expenses included non-cash stock-based compensation of $122 million and $139 million in the twelve months ended December 31, 2024 and 2023, respectively.
Selling, general and administrative expenses decreased by $9 million, or 8%, to $110 million in the twelve months ended December 31, 2024 from $119 million in the twelve months ended December 31, 2023 primarily driven by decreases in insurance costs and other general and administrative costs. Selling, general and administrative expenses included non-cash stock-based compensation of $22 million and $21 million in the twelve months ended December 31, 2024 and 2023, respectively.
Other income (expense)
The change in fair value of derivative liabilities resulted in expense of $24 million and $20 million in the twelve months ended December 31, 2024 and 2023, respectively, primarily due to the change in the market price for the underlying instrument.

Other income, net increased by $3 million, or 5%, to $62 million in the twelve months ended December 31, 2024, from $59 million in the twelve months ended December 31, 2023, primarily due to an increase in interest income earned on cash equivalents and investments.
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
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan and, as a result, no revenue was recognized during the twelve months ended December 31, 2023.
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
Selling, general and administrative expenses decreased by $10 million, or 8%, to $119 million in the twelve months ended December 31, 2023 from $129 million in the twelve months ended December 31, 2022, primarily driven by a decrease in insurance costs. Selling, general and administrative expenses included non-cash stock-based compensation of $21 million and $19 million in the twelve months ended December 31, 2023 and 2022, respectively.
The Company recognized goodwill impairment of $1,114 million during the twelve months ended December 31, 2022 as a result of goodwill impairment assessments performed due to significant declines in the market price of the Company’s Class A common stock and its market capitalization. No goodwill impairment was recorded during the twelve months ended December 31, 2023.
Other income (expense)
The change in fair value of derivative liabilities resulted in expense of $20 million and income of $114 million in the twelve months ended December 31, 2023 and 2022, respectively, primarily due to the change in the market price for the underlying instrument.

Other income, net was $59 million in the twelve months ended December 31, 2023, compared to $15 million in the twelve months ended December 31, 2022, primarily due to an increase in interest income earned on cash equivalents and investments.
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were $211 million of cash and cash equivalents and $1,012 million of short-term investments, exclusive of restricted cash of $16 million. Cash and cash equivalents primarily consist of money market funds and U.S. Treasury securities as well as commercial paper. Investments consist of primarily U.S. Treasury securities as well as corporate bonds.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(611)	$(598)	$(508)
Net cash (used in) provided by investing activities	(172)	8	(852)
Net cash provided by financing activities	492	831	11
Net (decrease) increase	(291)	241	(1,349)
Cash, cash equivalents, and restricted cash at beginning of the period	518	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$227	$518	$277
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $13 million in the twelve months ended December 31, 2024 from $598 million for the twelve months ended December 31, 2023 primarily due to advanced payments for hardware materials for fleet builds partially offset by decreases in other operating expenditures.
Net cash used in operating activities increased by $90 million in the twelve months ended December 31, 2023 from $508 million for the twelve months ended December 31, 2022 primarily due to receipts in the comparative period of the final payments under the collaboration project plan with Toyota.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities increased by $180 million in the twelve months ended December 31, 2024 from $8 million of net cash provided in the twelve months ended December 31, 2023, primarily due to the net purchases of short-term investments compared to net maturities in the comparative period.
Net cash provided by investing activities increased by $860 million in the twelve months ended December 31, 2023 from $852 million of net cash used in the twelve months ended December 31, 2022 primarily due to the net purchases of short-term investments in the comparative period.
Cash used for purchases of property and equipment were $34 million, $15 million and $15 million in the twelve months ended December 31, 2024, 2023 and 2022, respectively.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $339 million in the twelve months ended December 31, 2024 from $831 million for the twelve months ended December 31, 2023 due to lower net proceeds received from equity fundraising.

Net cash provided by financing activities increased by $820 million in the twelve months ended December 31, 2023 from $11 million for the twelve months ended December 31, 2022 due to net proceeds received from the Private Placement and Public Offering.
Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the twelve months ended December 31, 2024, 2023 and 2022.
The Company has entered into a contract for cloud hosting services under which non-cancelable future minimum payments as of December 31, 2024 are: $64 million for 2025, $38 million for 2026, $0 million for 2027, and $0 million for 2028. Commitments under operating lease contracts are detailed within Note 9 – Leases to our consolidated financial statements included elsewhere in this Annual Report.
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
The Company utilized a market approach valuation method utilizing the observable market price of the Company’s Class A common stock as it represented the best evidence of the fair value of its reporting unit. Based on the results of the goodwill impairment assessment, the Company recognized a $1,114 million goodwill impairment during the twelve months ended December 31, 2022. The carrying value of goodwill was $- as of December 31, 2024 and December 31, 2023.

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
The Monte Carlo simulation analysis is dependent upon management estimates and assumptions, primarily related to expected volatility and risk-free interest rates. The expected volatility is determined based on a blended rate of our historical volatility as well as the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aurora Innovation, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aurora Innovation, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Research and Development Costs
As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred, and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services. The Company’s research and development expense for the year ended December 31, 2024 was $676 million.
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
February 14, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Aurora Innovation, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Aurora Innovation, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended , in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We served as the Company’s auditor from 2018 to 2023.
Santa Clara, California
February 21, 2023 except for Note 14, as to which the date is February 14, 2025

Aurora Innovation, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$211	$501
Short-term investments	1,012	699
Other current assets	31	17
Total current assets	1,254	1,217
Property and equipment, net	104	94
Operating lease right-of-use assets	120	122
Acquisition related intangible assets	617	617
Long-term investments	—	148
Other assets	43	37
Total assets	$2,138	$2,235
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$16	$15
Other current liabilities	89	96
Total current liabilities	105	111
Operating lease liabilities, long-term	105	107
Derivative liabilities	48	24
Other liabilities	5	8
Total liabilities	263	250
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,733 and 1,529 shares issued and outstanding, respectively	—	—
Additional paid-in capital	6,232	5,594
Accumulated other comprehensive income	1	1
Accumulated deficit	(4,358)	(3,610)
Total stockholders’ equity	1,875	1,985
Total liabilities and stockholders’ equity	$2,138	$2,235
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Twelve Months Ended December 31,
	2024	2023	2022
Collaboration revenue	$—	$—	$68
Operating expenses:
Research and development	676	716	677
Selling, general and administrative	110	119	129
Goodwill impairment	—	—	1,114
Total operating expenses	786	835	1,920
Loss from operations	(786)	(835)	(1,852)
Other income (expense):
Change in fair value of derivative liabilities	(24)	(20)	114
Other income, net	62	59	15
Loss before income taxes	(748)	(796)	(1,723)
Income tax expense	—	—	—
Net loss	$(748)	$(796)	$(1,723)

Basic and diluted net loss per share	$(0.46)	$(0.60)	$(1.51)
Basic and diluted weighted-average shares outstanding	1,618	1,327	1,143
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Comprehensive Loss
(in millions)

	Twelve Months Ended December 31,
	2024	2023	2022
Net loss	$(748)	$(796)	$(1,723)
Other comprehensive income:
Unrealized gain (loss) on investments	—	3	(2)
Other comprehensive income (loss)	—	3	(2)
Comprehensive loss	$(748)	$(793)	$(1,725)
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	1,123	$—	$4,433	$—	$(1,091)	$3,342
Equity issued under incentive compensation plans	43	—	11	—	—	11
Stock-based compensation	—	—	156	—	—	156
Comprehensive loss	—	—	—	(2)	(1,723)	(1,725)
Balance as of December 31, 2022	1,166	—	4,600	(2)	(2,814)	1,784
Equity issued under incentive compensation plans	57	—	6	—	—	6
Issuance of common stock in private placement, net of issuance costs	222	—	584	—	—	584
Issuance of common stock in public offering, net of issuance costs	84	—	244	—	—	244
Stock-based compensation	—	—	160	—	—	160
Comprehensive income (loss)	—	—	—	3	(796)	(793)
Balance as of December 31, 2023	1,529	—	5,594	1	(3,610)	1,985
Equity issued under incentive compensation plans	70	—	28	—	—	28
Issuance of common stock in public offering, net of issuance costs	134	—	466	—	—	466
Stock-based compensation	—	—	144	—	—	144
Comprehensive loss	—	—	—	—	(748)	(748)
Balance as of December 31, 2024	1,733	$—	$6,232	$1	$(4,358)	$1,875
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(748)	$(796)	$(1,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	21	22
Reduction in the carrying amount of right-of-use assets	28	27	28
Stock-based compensation	144	160	156
Goodwill impairment	—	—	1,114
Change in fair value of derivative liabilities	24	20	(114)
Accretion of discount on investments	(28)	(28)	—
Other operating activities	(1)	—	(3)
Changes in operating assets and liabilities:
Other current and non-current assets	(22)	1	47
Operating lease liabilities	(26)	(25)	(25)
Other current and non-current liabilities	(3)	22	(10)
Net cash used in operating activities	(611)	(598)	(508)
Cash flows from investing activities
Purchases of property and equipment	(34)	(15)	(15)
Purchases of investments	(1,030)	(1,297)	(1,610)
Maturities of investments	892	1,320	773
Net cash (used in) provided by investing activities	(172)	8	(852)
Cash flows from financing activities
Proceeds from issuance of common stock	497	840	13
Other financing activities	(5)	(9)	(2)
Net cash provided by financing activities	492	831	11
Net (decrease) increase in cash, cash equivalents, and restricted cash	(291)	241	(1,349)
Cash, cash equivalents, and restricted cash at beginning of the period	518	277	1,626
Cash, cash equivalents, and restricted cash at end of the period	$227	$518	$277
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are deposits and highly liquid investments that are readily convertible to known amounts of cash and are subject to insignificant risk of change including due to interest rate, quoted price, or penalty of withdrawal. U.S. Treasury securities with a maturity, when purchased, of 90 days or less are considered to be cash equivalents.
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal, typically due to the Company’s operating lease agreements. Due to these restrictions, the Company has presented restricted cash separately from cash and cash equivalents on the balance sheet within other current assets and other assets on the consolidated balance sheet.
Short-term and Long-term Investments
The Company’s short-term and long-term investments in U.S. Treasury securities, commercial paper, and corporate bonds have been classified and accounted for as available-for-sale. The Company measures short-term and long-term investments at fair value on a recurring basis based on quoted market prices, and unrealized gains and losses, net of taxes, are included in other comprehensive loss. Upon sale, realized gains and losses are recognized in other income (expense), net on the statements of operations. No impairment losses have been recognized on short-term and long-term investments in the periods presented.
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
Our primary financial instruments include cash, cash equivalents, restricted cash, investments, accounts payable, accrued liabilities, and derivative liabilities. For the financial instruments not measured at fair value on a recurring basis, their estimated fair value approximates their carrying value due to the short-term maturities of these instruments.
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
Acquired intangible assets primarily consist of one asset class of in-process research and development (“IPR&D”) from the Company’s historical acquisitions. As of December 31, 2024, these assets had an indefinite useful life. IPR&D assets that have not been completed are subject to impairment considerations annually on December 31, or whenever events or circumstances indicate that the carrying amounts may not be recoverable. No impairment losses were recognized on acquired intangible assets during the periods presented.
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
On November 3, 2021, the Company consummated a business combination with Legacy Aurora and RTPY Merger Sub Inc. pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement” and the transactions contemplated thereby, the “Merger”). The Company accounts for shares held by Reinvent Sponsor Y LLC (the “Sponsor”) not forfeited under the terms of the Merger Agreement and subject to price based vesting terms (the “Earnout Shares”) as derivative liabilities. The liability is measured at fair value on a recurring basis with any changes in fair value reflected in the statement of operations until the vesting conditions are met or the shares expire.
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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, Segment Reporting, which expands disclosure requirements for reportable segments including enhanced disclosures about significant segment expenses. The updated standard is effective for the Company’s fiscal 2024 annual period and interim periods beginning in the first quarter of fiscal 2025. See Note 14. Segment for the Company’s disclosures for this standard.
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
In November 2024, the FASB issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses, which requires annual and interim disclosure of disaggregated disclosures of certain costs and expenses on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Amendments are applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of this guidance.
Note 3. Goodwill
The changes in the carrying amount of goodwill were as follows (in millions):

	As of	As of
	December 31, 2024	December 31, 2023
Goodwill	$1,114	$1,114
Accumulated impairment loss	(1,114)	(1,114)
Carrying amount of goodwill	$—	$—
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
Note 4. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$211	$501
Restricted cash, current (a)	1	1
Restricted cash, long-term (b)	15	16
Total cash, cash equivalents and restricted cash	$227	$518
(a) Included in other current assets on the consolidated balance sheets
(b) Included in other assets on the consolidated balance sheets

The components of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2024	December 31, 2023
Cash and cash equivalents:
Bank deposits	Level 1	$1	$—
Money market funds	Level 1	165	220
U.S. Treasury securities	Level 2	40	251
Commercial paper	Level 2	5	30
Total cash and cash equivalents		$211	$501
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$728	$769
Commercial paper	Level 2	132	54
Corporate bonds and notes	Level 2	152	24
Total short-term and long-term investments		$1,012	$847
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of December 31, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$727	$1	$728
Commercial paper	132	—	132
Corporate bonds and notes	152	—	152
Total short-term and long-term investments	$1,011	$1	$1,012

	As of December 31, 2023
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$768	$1	$769
Commercial paper	54	—	54
Corporate bonds and notes	24	—	24
Total short-term and long-term investments	$846	$1	$847
Note 5. Collaboration Revenue
In the twelve months ended December 31, 2024, 2023 and 2022, the Company received payments of $0 million, $0 million and $100 million, respectively, under the collaboration project plan with Toyota.
As of December 31, 2022, the Company had recognized all revenue associated with cash payments received under the collaboration project plan with Toyota. As a result, no revenue was recognized during the twelve months ended December 31, 2024 and 2023.

Note 6. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at December 31, 2024 and December 31, 2023.
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
The Company had 1,383 million and 1,162 million shares of Class A common stock issued and outstanding at December 31, 2024 and December 31, 2023, respectively. The Company had 350 million and 367 million shares of Class B common stock issued and outstanding at December 31, 2024 and December 31, 2023, respectively.
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
Note 7. Equity Incentive Plans
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
The Plan includes an annual increase in class A common shares available for issuance on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 121 million, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator. Any stock options, RSUs or other awards from the 2017 Plan, the Blackmore Plan, or the OURS Plan that, on or after the Closing Date, expire or otherwise terminate without having been exercised or issued in full are added to the Plan up to a maximum of 121 million shares. As of December 31, 2024, there were 212 million shares available for grant under the Plan.
Under the Plan, equity-based compensation in compensation arrangements including the annual bonus program may be granted in the form of RSUs, restricted stock awards, incentive stock options, nonqualified stock options, stock appreciation rights, and performance units to employees, officers, directors, consultants, and others.
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
RSUs granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2024	2023	2022
RSUs granted (in millions)	41	63	113
Weighted average grant date fair value	$2.56	$1.74	$3.62
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2023	100	$2.76
Granted	41	2.56
Vested	(50)	2.67
Forfeited	(15)	3.00
Unvested at December 31, 2024	76	$2.67
The unrecognized stock-based compensation related to unvested RSUs was $181 million at December 31, 2024 and will be recognized over a weighted average period of 2.3 years. The fair value of RSUs as of their respective vesting dates was $187 million, $118 million and $90 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.
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
Stock options granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2024	2023	2022
Stock options granted (in millions)	41	62	9
Weighted average grant date fair value	$1.41	$0.97	$1.35
Weighted average grant date fair value assumptions:
Expected term	6.0 years	5.8 years	5.6 years
Risk-free interest rates	4.1%	4.3%	3.6%
Expected volatility	53.1%	55.0%	55.0%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	104	$1.78
Granted	41	2.56
Exercised	(20)	1.55
Forfeited	(7)	2.02
Expired	(1)	3.14
Outstanding at December 31, 2024	117	$2.07	7.4	$514
Exercisable at December 31, 2024	64	$1.81	6.3	$298

The unrecognized stock-based compensation related to unvested stock options was $66 million as of December 31, 2024 and will be recognized over a weighted average period of 2.7 years. The intrinsic value of stock options exercised was $62 million, $20 million and $62 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of December 31, 2024.
Total stock-based compensation expense by function was as follows (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Research and development	$122	$139	$137
Selling, general, and administrative	22	21	19
Total	$144	$160	$156
Note 8. Derivative Liabilities
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
No earnout shares subject to lock-up and price-based vesting have vested as of December 31, 2024. Earnout shares that remain unvested at November 3, 2031 are subject to forfeiture.
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2024	December 31, 2023
Public warrants	Level 1	$13	$6
Private placement warrants	Level 2	9	4
Common stock warrants		22	10
Earnout share liabilities	Level 3	26	14
Total derivative liabilities		$48	$24
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of December 31, 2024 and December 31, 2023. Private placement warrants outstanding were 9 million as of December 31, 2024 and December 31, 2023.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on a blended rate of our historical equity volatility as well as the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of December 31, 2024 and December 31, 2023.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	December 31, 2024	December 31, 2023
Risk-free interest rates	4.5%	3.9%
Expected term (in years)	6.8	7.8
Expected volatility	64.0%	53.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Common stock warrants	$(12)	$(7)	$63
Earnout share liabilities	(12)	(13)	51
Change in fair value of derivative liabilities	$(24)	$(20)	$114
Note 9. Leases
The Company leases its office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.

Rent expense under operating leases was $28 million, $27 million, and $28 million in the twelve months ended December 31, 2024, 2023 and 2022, respectively. Operating lease right-of-use assets obtained in exchange for lease liabilities were $16 million, $6 million, and $10 million in the twelve months ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 8.0 years and a weighted average discount rate of 7.4%.
As of December 31, 2024, future maturities of lease liabilities were as follows (in millions):

Operating leases
Year ending December 31,
2025	$27
2026	25
2027	22
2028	21
2029	21
Thereafter	57
Total lease payments	173
Less: imputed interest	(52)
Total operating lease liabilities	$121
Note 10. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	December 31, 2024	December 31, 2023
Land	$14	$14
Buildings and leasehold improvements	97	82
Equipment	26	25
Vehicles	28	16
Other	16	15
	181	152
Less accumulated depreciation and amortization	(77)	(58)
Total property and equipment, net	$104	$94
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	December 31, 2024	December 31, 2023
Accrued compensation	$61	$65
Other accrued expenses	28	31
Total other current liabilities	$89	$96

Note 11. Earnings Per Share
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
RSUs	76	100	103
Stock options	117	105	65
Public warrants	12	12	12
Private placement warrants	9	9	9
Earnout shares liability	5	5	5
Total	219	231	194
Note 12. Income Taxes
There is no current or deferred income tax expense or benefit for the years ended December 31, 2024, 2023, and 2022.
The reconciliations of the effective tax rate from the federal statutory rate were as follows:

	Twelve Months Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Stock-based compensation	2.0	(1.8)	(0.2)
Research and development credits	5.0	3.7	1.5
Liability classified financial instruments	(0.7)	(0.5)	1.4
Adjustments of prior years' taxes	4.6	(2.7)	—
Goodwill impairment	—	—	(13.6)
Other	(0.5)	(0.3)	(0.1)
Change in valuation allowance	(31.4)	(19.4)	(10.0)
Effective tax rate	—%	—%	—%

The components of deferred tax assets and liabilities were as follows (in millions):

	As of
	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$592	$404
Tax credits	178	122
Stock-based compensation	5	8
Capitalized R&D	312	222
Lease liability	26	26
Other	21	16
Deferred tax assets, gross	1,134	798
Valuation allowance	(1,037)	(726)
Deferred tax assets, net of valuation allowance	97	72
Deferred tax liabilities:
Depreciation and amortization	(67)	(47)
Right of use asset	(25)	(26)
Other	(9)	(3)
Deferred tax liabilities	(101)	(76)
Deferred tax liabilities, net	$(4)	$(4)
As of December 31, 2024, federal and state net operating losses were $2,029 million and $2,715 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire starting in 2036 and 2029, respectively. Federal and similar state provisions limit the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Certain acquired net operating losses and tax credits are subject to limitations.
As of December 31, 2024, federal research and development credits were $174 million, which will begin to expire in 2037 and state research and development credits were $49 million, which will begin to expire in 2032.
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
The components of changes in the valuation allowance were as follows (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Valuation allowance at beginning of period	$726	$542	$331
Change in deferred tax asset positions	311	184	211
Valuation allowance at end of period	$1,037	$726	$542
The components of changes in unrecognized tax benefits were as follows (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at beginning of period	$31	$21	$18
Increases related to tax positions taken during a prior year	2	1	1
Increases related to tax positions taken during the current year	12	9	8
Decreases related to tax positions taken during a prior year	—	—	(6)
Unrecognized tax benefits at end of period	$45	$31	$21

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant during the twelve months ended December 31, 2024, 2023 and 2022.
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
Note 13. Commitments and Contingencies
Purchase Commitments
The Company has entered into a contract for cloud hosting services under which non-cancelable future minimum payments as of December 31, 2024 were as follows (in millions):

Purchase obligation
Year ending December 31,
2025	$64
2026	38
2027	—
2028	—
2028	—
Thereafter	—
Total	$102
Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the twelve months ended December 31, 2024, 2023, and 2022.

Note 14. Segment
The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO) who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the development of the Aurora Driver, an advanced and scalable suite of self-driving hardware, software and data services designed as a platform to adapt and interoperate amongst vehicle types and applications.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance and decides how to allocate resources based on net loss that is also reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as consolidated total assets.
The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the company’s resources.
The components of segment profit or loss were as follows (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Collaboration revenue	$—	$—	$68
Less:
Personnel expenses	423	428	385
Other operating expenses	198	226	243
Other segment items (a)	127	142	1,163
Net loss	$(748)	$(796)	$(1,723)
(a) Other segment items include stock-based compensation expense, goodwill impairment, depreciation and amortization, change in fair value of derivative liabilities, and other income (expense), net.

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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
ATM Offering

On February 14, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., TD Securities (USA) LLC and Allen & Company LLC, as sales agents (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $500.0 million of our Class A common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”). We are not required to sell any shares under the Sales Agreement. We will pay the Sales Agents a commission of up to 3% of the aggregate gross proceeds we receive from all sales of our Class A common stock under the Sales Agreement. The Sales Agreement continues until the earlier of selling all shares available under the Sales Agreement or terminated by written notice from either of the parties. No sales have been made under the Sales Agreement.

The ATM Offering is being made under a prospectus supplement to be dated February 14, 2025 and filed with the Securities and Exchange Commission on February 14, 2025, and the related prospectus contained in our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333- 284133) filed on January 3, 2025.

A copy of the Sales Agreement is filed as Exhibit 10.33 to this Annual Report. The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.33. A copy of the opinion of Wilson Sonsini Goodrich & Rosati, P.C. relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Annual Report.
Securities Trading Plans of Directors and Executive Officers
On November 22, 2024, David Maday, Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 147,234 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 5, 2026, or earlier if all transactions under the trading arrangement are completed.
During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided in the definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after December 31, 2024. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2024. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2024. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2024. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2024. The information set forth in the Proxy Statement is incorporated herein by reference.

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
(3)Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1†	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Reinvent Technology Partners Y, RTPY Merger Sub Inc., and Aurora Innovation, Inc.	8-K	001-40216	2.1	July 15, 2021
2.2†	Plan of Domestication, dated as of September 28, 2021	S-4/A	333-257912	2.2	September 29, 2021
2.3†	Stock Purchase and Agreement and Plan of Merger, dated as of January 19, 2021, by and between Aurora Innovation, Inc., Avian U Merger Holdco Corp., Avian U Merger Sub Corp., Avian U Merger Sub LLC, Blocker U Merger Sub LLC, SVF Yellow (USA) Corporation, Apparate USA LLC and Uber Technologies, Inc.	S-4/A	333-257912	2.3	September 29, 2021
3.1	Certificate of Incorporation of the Company, as amended	10-Q	001-40216	3.1	July 31, 2024
3.2	Amended and Restated Bylaws of the Company	8-K	001-40216	3.1	November 3, 2023
4.1	Specimen Class A Common Stock Certificate	8-K	001-40216	4.1	November 4, 2021
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)	8-K	001-40216	4.1	March 18, 2021
4.3	Warrant Agreement, dated as of March 15, 2021, by and between Reinvent Technology Partners Y and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40216	4.1	March 18, 2021
4.4	Amendment of Warrant Agreement, dated as of February 28, 2022, by and among Aurora Innovation, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company	10-K	001-40216	4.4	March 11, 2022
4.5	Description of Capital Stock					X
5.1	Opinion of Wilson Sonsini Goodrich and Rosati, P.C.					X
10.1	Sponsor Support Agreement, dated as of July 14, 2021, by and among the Sponsor Holdco, the Sponsor Parties, the Sponsor Independent Directors, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.2	July 15, 2021

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.2	Sponsor Agreement, dated as of July 14, 2021, between Sponsor, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.3	July 15, 2021
10.3	Form of Company Holders Support Agreement (Voting and Support Agreement)	8‑K	001-40216	10.4	July 15, 2021
10.4	Form of PIPE Subscription Agreement (Subscription Agreement)	8‑K	001-40216	10.1	July 15, 2021
10.5	Form of Lock-Up Agreement	S-4	333-257912	Annex I	July 15, 2021
10.6	Amended and Restated Registration Rights Agreement, dated as of November 3, 2021, by and among Aurora Innovation, Inc. and the other parties thereto	8‑K	001-40216	10.4	November 4, 2021
10.7	Letter Agreement, dated as of March 15, 2021, by and among Reinvent Technology Partners Y, Reinvent Sponsor Y LLC and the other parties thereto	8-K	001-40216	10.1	March 18, 2021
10.8#	Employee Incentive Compensation Plan	S‑4/A	333-257912	10.22	September 29, 2021
10.9#	OURS Technology, Inc. 2017 Stock Incentive Plan	S‑4/A	333-257912	10.23	September 29, 2021
10.10#	Aurora Innovation, Inc. 2021 Equity Incentive Plan, as amended and restated on May 26, 2023	S-8	333-272272	99.1	May 30, 2023
10.11#	Aurora Innovation, Inc. 2017 Equity Incentive Plan	S-4/A	333-257912	10.21	September 29, 2021
10.12#	Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan	S-4/A	333-257912	10.24	September 29, 2021
10.13#	Aurora Innovation, Inc. form of Indemnification Agreement	S-4/A	333-257912	10.19	September 29, 2021
10.14#	Outside Director Compensation Policy	10-K	001-40216	10.15	March 11, 2022
10.15#	Amendment to Stock Option Agreement entered into between the Registrant and Richard Tame	8-K	001-40216	10.1	June 17, 2022
10.16#	Confirmatory Employment Letter between the Registrant and Chris Urmson, dated March 15, 2022	8-K	001-40216	10.1	March 17, 2022
10.17#	Confirmatory Employment Letter between the Registrant and Nolan Shenai, dated December 13, 2022	10-K	001-40216	10.18	February 21, 2023
10.18#	Employment Letter between the Registrant and Ossa F. Fisher, dated December 29, 2022	8-K	001-40216	10.1	January 30, 2023
10.19#	Form of Stock Option Agreement under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.20#	Form of Restricted Stock Unit Agreement under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.21†	Strategic Partnership Agreement dated April 26, 2023 between Aurora Innovation, Inc. and Aurora Operations, Inc. and Continental Automotive Technologies GmbH and Continental Autonomous Mobility GmbH	10-Q	001-40216	10.1	August 3, 2023
10.22#	Employment Letter between the Registrant and David Maday, dated June 5, 2023	10-Q	001-40216	10.2	August 3, 2023

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
10.23#	Amendment No. 1 to Strategic Partnership Agreement, dated August 30, 2023, by and among the Registrant and Aurora Operations, Inc., and Continental Automotive Technologies GmbH and Continental Autonomous Mobility Germany GmbH	10-Q	001-40216	10.1	November 2, 2023
10.24#	Amended and Restated Strategic Partnership Agreement, dated September 27, 2023, by and among the Registrant and Aurora Operations, Inc., and Continental Automotive Technologies GmbH and Continental Autonomous Mobility Germany GmbH	10-Q	001-40216	10.2	November 2, 2023
10.25	Form of Common Stock Purchase Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers	8-K	001-40216	10.1	July 19, 2023
10.26	Form of Registration Rights Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers	8-K	001-40216	10.2	July 19, 2023
10.27#	Aurora Innovation, Inc. Change in Control and Severance Policy	8-K	001-40216	10.1	August 18, 2023
10.28#	Amendment to Stock Option Agreement entered into between Aurora Innovation, Inc. and David Maday	8-K	001-40216	10.1	June 15, 2023
10.29#	Form of Addendum to Stock Option Agreement for Executive Officers under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	10-K	001-40216	10.31	February 15, 2024
10.30#	Employment Letter between the Registrant and Shelley Webb, dated January 30, 2025					X
10.31	Sales Agreement, dated as of February 14, 2025, by and among Aurora Innovation, Inc., Cantor Fitzgerald & Co., TD Securities (USA) LLC and Allen & Company LLC					X
16.1	Letter to the Securities and Exchange Commission from KPMG LLP, dated March 9, 2023	8-K	001-40216	16.1	March 9, 2023
19.1	Aurora Innovation, Inc. Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers)					X
23.2	Consent of Independent Registered Public Accounting Firm (KPMG)					X
23.3	Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in Exhibit 5.1)					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1*	Section 1350 Certification of Principal Executive Officer					X
32.2*	Section 1350 Certification of Principal Financial Officer					X
97.1	Compensation Recovery Policy	10-K	001-40216	97.1	February 15, 2024

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Date:	February 14, 2025	Aurora Innovation, Inc.

		By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Urmson and David Maday, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Chris Urmson	Chairman and Chief Executive Officer	February 14, 2025
Chris Urmson	(Principal Executive Officer)

/s/ David Maday	Chief Financial Officer	February 14, 2025
David Maday	(Principal Financial and Accounting Officer)

/s/ Sterling Anderson	Director	February 14, 2025
Sterling Anderson

/s/ Brittany Bagley	Director	February 14, 2025
Brittany Bagley

/s/ Gloria Boyland	Director	February 14, 2025
Gloria Boyland

/s/ Reid Hoffman	Director	February 14, 2025
Reid Hoffman

/s/ Claire D'Oyly-Hughes Johnson	Director	February 14, 2025
Claire D'Oyly-Hughes Johnson

/s/ Shailen Bhatt	Director	February 14, 2025
Shailen Bhatt

/s/ Michelangelo Volpi	Director	February 14, 2025
Michelangelo Volpi