Form 10-Q
period 2025-03-31
Aurora Innovation, Inc.
filed 2025-05-08
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,418,704,343 shares of Class A common stock and 350,170,526 shares of Class B common stock as of May 1, 2025.

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
•the impact of infectious diseases, health epidemics and pandemics, natural disasters, war (including Russia’s actions in Ukraine and the conflicts in the Middle East), acts of terrorism or responses to these events; and
•other factors detailed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and this Quarterly Report.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$170	$211
Short-term investments	989	1,012
Other current assets	34	31
Total current assets	1,193	1,254
Property and equipment, net	105	104
Operating lease right-of-use assets	114	120
Acquisition related intangible assets	617	617
Other assets	42	43
Total assets	$2,071	$2,138
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$16	$16
Other current liabilities	109	89
Total current liabilities	125	105
Operating lease liabilities, long-term	99	105
Derivative liabilities	57	48
Other liabilities	5	5
Total liabilities	286	263
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,762 and 1,733 shares issued and outstanding, respectively	—	—
Additional paid-in capital	6,351	6,232
Accumulated other comprehensive income	—	1
Accumulated deficit	(4,566)	(4,358)
Total stockholders’ equity	1,785	1,875
Total liabilities and stockholders’ equity	$2,071	$2,138
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$182	$166
Selling, general and administrative	29	27
Total operating expenses	211	193
Loss from operations	(211)	(193)
Other income (expense):
Change in fair value of derivative liabilities	(9)	12
Other income, net	12	16
Loss before income taxes	(208)	(165)
Income tax expense	—	—
Net loss	$(208)	$(165)

Basic and diluted net loss per share	$(0.12)	$(0.11)
Basic and diluted weighted-average shares outstanding	1,744	1,537
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net loss	$(208)	$(165)
Other comprehensive loss:
Unrealized loss on investments	(1)	(1)
Other comprehensive loss	(1)	(1)
Comprehensive loss	$(209)	$(166)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	1,529	$—	$5,594	$1	$(3,610)	$1,985
Equity issued under incentive compensation plans	16	—	3	—	—	3
Stock-based compensation	—	—	36	—	—	36
Comprehensive loss	—	—	—	(1)	(165)	(166)
Balance as of March 31, 2024	1,545	$—	$5,633	$—	$(3,775)	$1,858

Balance as of December 31, 2024	1,733	$—	$6,232	$1	$(4,358)	$1,875
Equity issued under incentive compensation plans	19	—	17	—	—	17
Issuance of common stock in at-the-market offering, net of issuance costs	10	—	68	—	—	68
Stock-based compensation	—	—	34	—	—	34
Comprehensive loss	—	—	—	(1)	(208)	(209)
Balance as of March 31, 2025	1,762	$—	$6,351	$—	$(4,566)	$1,785
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(208)	$(165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	5
Reduction in the carrying amount of right-of-use assets	7	7
Stock-based compensation	34	36
Change in fair value of derivative liabilities	9	(12)
Accretion of discount on investments	(5)	(8)
Changes in operating assets and liabilities:
Other current and non-current assets	(1)	(8)
Operating lease liabilities	(7)	(6)
Other current and non-current liabilities	23	1
Net cash used in operating activities	(142)	(150)
Cash flows from investing activities
Purchases of property and equipment	(8)	(8)
Purchases of investments	(288)	(145)
Maturities and sales of investments	315	254
Net cash provided by investing activities	19	101
Cash flows from financing activities
Proceeds from issuance of common stock	85	3
Other financing activities	(3)	(1)
Net cash provided by financing activities	82	2
Net decrease in cash, cash equivalents, and restricted cash	(41)	(47)
Cash, cash equivalents, and restricted cash at beginning of the period	227	518
Cash, cash equivalents, and restricted cash at end of the period	$186	$471
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
The information included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements.
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

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The updated standard is effective for annual reporting beginning with the Company’s fiscal year 2025. The Company is currently evaluating the impact of this guidance.
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
Note 3. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$170	$211
Restricted cash, current (a)	1	1
Restricted cash, long-term (b)	15	15
Total cash, cash equivalents and restricted cash	$186	$227
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets
The components of cash, cash equivalents, and short-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2025	December 31, 2024
Cash and cash equivalents:
Bank deposits	Level 1	$1	$1
Money market funds	Level 1	164	165
U.S. Treasury securities	Level 2	5	40
Commercial paper	Level 2	—	5
Total cash and cash equivalents		$170	$211
Short-term investments:
U.S. Treasury securities	Level 2	$721	$728
Commercial paper	Level 2	100	132
Corporate bonds and notes	Level 2	168	152
Total short-term investments		$989	$1,012
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of March 31, 2025
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$721	$—	$721
Commercial paper	100	—	100
Corporate bonds and notes	168	—	168
Total short-term investments	$989	$—	$989

	As of December 31, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$727	$1	$728
Commercial paper	132	—	132
Corporate bonds and notes	152	—	152
Total short-term investments	$1,011	$1	$1,012
Note 4. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at March 31, 2025 and December 31, 2024.
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
The Company had 1,412 million and 1,383 million shares of Class A common stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively. The Company had 350 million shares of Class B common stock issued and outstanding at March 31, 2025 and December 31, 2024.
At-The-Market Offering
On February 14, 2025, the Company entered into a sales agreement with Cantor Fitzgerald & Co., TD Securities (USA) LLC, and Allen & Company LLC (the “Sales Agents”) pursuant to which the Company may offer and sell, from time to time and at its sole discretion, up to an aggregate amount of $500.0 million of the Company’s Class A common stock through the Sales Agents in an “at-the-market” offering (the “ATM Program”).
During the three months ended March 31, 2025, the Company offered and sold 10 million shares of Class A common stock under the ATM Program for net proceeds of $68 million, after deducting sales agent commissions and other transaction costs of $2 million.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of March 31, 2025, there were 264 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no stock-based compensation has been capitalized as of March 31, 2025.

Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Research and development	$29	$31
Selling, general, and administrative	5	5
Total	$34	$36
Restricted Stock Units
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2024	76	$2.67
Granted	39	7.77
Vested	(11)	2.66
Forfeited	(4)	2.27
Unvested at March 31, 2025	100	$4.64
The unrecognized stock-based compensation related to unvested RSUs was $447 million at March 31, 2025 and will be recognized over a weighted average period of 2.9 years. The fair value of RSUs as of their respective vesting dates was $88 million for the three months ended March 31, 2025.
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
Stock options granted under the Plan during the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Stock options granted (in millions)	2
Weighted average grant date fair value	$6.48
Weighted average grant date fair value assumptions:
Expected term	6.2 years
Risk-free interest rates	4.3%
Expected volatility	88.8%

Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	117	$2.07
Granted	2	8.47
Exercised	(8)	2.09
Forfeited	(3)	1.97
Outstanding at March 31, 2025	108	$2.18	7.4	$492
Exercisable at March 31, 2025	62	$1.80	6.4	$301
The unrecognized stock-based compensation related to unvested stock options was $69 million as of March 31, 2025 and will be recognized over a weighted average period of 2.6 years. The intrinsic value of stock options exercised was $44 million for the three months ended March 31, 2025.
Note 6. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2025	December 31, 2024
Public warrants	Level 1	$17	$13
Private placement warrants	Level 2	12	9
Common stock warrants		29	22
Earnout share liabilities	Level 3	28	26
Total derivative liabilities		$57	$48
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of March 31, 2025 and December 31, 2024. Private placement warrants outstanding were 9 million as of March 31, 2025 and December 31, 2024.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on a blended rate of our historical equity volatility as well as the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of March 31, 2025 and December 31, 2024.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	March 31, 2025	December 31, 2024
Risk-free interest rates	4.1%	4.5%
Expected term (in years)	6.6	6.8
Expected volatility	64.0%	64.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Common stock warrants	$(7)	$5
Earnout share liabilities	(2)	7
Change in fair value of derivative liabilities	$(9)	$12

Note 7. Leases
The Company leases office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million in the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 7.9 years and a weighted average discount rate of 7.4%.
Note 8. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	March 31, 2025	December 31, 2024
Land	$14	$14
Buildings and leasehold improvements	95	97
Equipment	28	26
Vehicles	31	28
Other	16	16
	184	181
Less accumulated depreciation and amortization	(79)	(77)
Total property and equipment, net	$105	$104
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	March 31, 2025	December 31, 2024
Accrued compensation	$76	$61
Other accrued expenses	33	28
Total other current liabilities	$109	$89
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	March 31, 2025	March 31, 2024
RSUs	100	117
Stock options	110	134
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	236	277

Note 10. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three months ended March 31, 2025 and 2024.
Note 11. Segment
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on net loss that is also reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as consolidated total assets.
The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the company’s resources.
The components of segment profit or loss were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Personnel expenses	$115	$105
Other operating expenses	57	47
Other segment items (a)	36	13
Net loss	$(208)	$(165)
(a) Other segment items include stock-based compensation expense, depreciation and amortization, change in fair value of derivative liabilities, and other income (expense), net.

Note 12. Subsequent Events
Subsequent to March 31, 2025, the Company launched Aurora Driver for Freight and began driverless operations of trucks hauling customer loads between Dallas and Houston, Texas. The Company anticipates recognizing revenue during the three months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read together with the condensed consolidated financial statements (unaudited) included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in "Part I, Item 1A. Risk Factors” in our Annual Report and “Part II, Item 1A. Risk Factors" and under the heading “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
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
We expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which customers or third parties will purchase, manage, and maintain fleets directly, while subscribing to the Aurora Driver and a suite of related services. We do not intend to own nor operate a large number of vehicles ourselves. Throughout commercialization, we expect to earn revenue on a fee per mile basis. We intend to partner with OEMs, Tier 1 automotive suppliers, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle and hardware manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships. During the start of commercialization, though, we are briefly operating our own logistics and mobility services, where we own or lease and operate a small fleet of vehicles equipped with our Aurora Driver. This level of control is useful during early commercialization as we define operational processes and playbooks for our partners.
We launched Aurora Driver for Freight, our driverless trucking subscription service first, as we believe that is where we can make the largest impact the fastest, given the massive industry demand, attractive unit economics, and the ability to deploy on high volume highway-focused routes. We plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility market with Aurora Driver for Rides, our driverless ride hailing subscription service, and in the longer-term the local goods delivery market.

Recent Developments
At-The-Market Offering
On February 14, 2025, we entered into a sales agreement with Cantor Fitzgerald & Co., TD Securities (USA) LLC and Allen & Company LLC, as sales agents (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $500.0 million of our Class A common stock through the Sales Agents under the ATM Program.
During the three months ended March 31, 2025, we offered and sold 10 million shares of Class A common stock under the ATM Program for net proceeds of $68 million, after deducting sales agent commissions and other transaction costs of $2 million.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,		$ Change	% Change
(in millions, except for percentages)	2025	2024
Operating expenses:
Research and development	$182	$166	$16	10%
Selling, general and administrative	29	27	2	7%
Total operating expenses	211	193	18	9%
Loss from operations	(211)	(193)	(18)	9%
Other income (expense):
Change in fair value of derivative liabilities	(9)	12	(21)	n/m(1)
Other income, net	12	16	(4)	(25)%
Loss before income taxes	(208)	(165)	(43)	26%
Income tax expense	—	—	—	n/m(1)
Net loss	$(208)	$(165)	$(43)	26%
(1) Not meaningful.
Operating expenses
Research and development increased by $16 million, or 10%, to $182 million in the three months ended March 31, 2025 from $166 million in the three months ended March 31, 2024, primarily driven by an increase in personnel costs and hardware development costs. Research and development expenses included non-cash stock-based compensation of $29 million and $31 million in the three months ended March 31, 2025 and 2024, respectively.
Selling, general and administrative increased by $2 million, or 7%, to $29 million in the three months ended March 31, 2025 from $27 million in the three months ended March 31, 2024, primarily driven by an increase in personnel costs. Selling, general and administrative included non-cash stock-based compensation of $5 million in the three months ended March 31, 2025 and 2024.
Other income (expense)
The change in fair value of derivative liabilities was expense of $9 million and income of $12 million in the three months ended March 31, 2025 and 2024, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net decreased by $4 million, or 25%, to $12 million in the three months ended March 31, 2025, from $16 million in the three months ended March 31, 2024, primarily due to a decrease in interest income earned on cash equivalents and investments.

Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were $170 million of cash and cash equivalents and $989 million of short-term investments, exclusive of restricted cash of $16 million. Investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses and that we will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver. During the three months ended March 31, 2025, we raised $70 million in equity capital through the ATM Program, receiving net proceeds of $68 million after transaction costs. We expect our total liquidity will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report. Management will continue to evaluate the timing and nature of discretionary operating expenses, as necessary.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(142)	$(150)
Net cash provided by investing activities	19	101
Net cash provided by financing activities	82	2
Net decrease	(41)	(47)
Cash, cash equivalents, and restricted cash at beginning of the period	227	518
Cash, cash equivalents, and restricted cash at end of the period	$186	$471
Cash Flows Used in Operating Activities
Net cash used in operating activities was $142 million for the three months ended March 31, 2025, a decrease of $8 million from $150 million for the three months ended March 31, 2024 primarily due to a decrease in advanced payments for hardware materials for fleet builds.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $19 million for the three months ended March 31, 2025, a decrease of $82 million from $101 million for the three months ended March 31, 2024 primarily due to increased purchases of investments partially offset by increased maturities of investments.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $82 million for the three months ended March 31, 2025, an increase of $80 million from $2 million for the three months ended March 31, 2024, primarily due to proceeds from the ATM program as well as increased proceeds from the exercise of stock options.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three months ended March 31, 2025 and 2024.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2024. There have been no material changes to our critical accounting estimates since our Annual Report.
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
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. We continue to monitor these effects, including the impact of proposed and newly implemented tariffs. If our costs were to become subject to inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On March 11, 2025, Chris Urmson, Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading plan providing for the sale from time to time of an aggregate of up to 5.0 million shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 11, 2026, or earlier if all transactions under the trading arrangement are completed. Immediately prior to entering into this plan, Mr. Urmson was the beneficial owner of a total of 146,316,866 derivative and non-derivative securities (the "Original Holdings"), consisting of 145,831,739 shares of Class B common stock and 485,127 shares of Class A common stock. In the event that the maximum number of shares covered by the plan are sold, he will continue to beneficially own approximately 97% of the Original Holdings.
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

Aurora Innovation, Inc.

Date:	May 8, 2025	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)