Form 10-Q
period 2025-06-30
Aurora Innovation, Inc.
filed 2025-07-30
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,506,035,025 shares of Class A common stock and 339,297,251 shares of Class B common stock as of July 23, 2025.

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

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$206	$211
Short-term investments	1,103	1,012
Other current assets	31	31
Total current assets	1,340	1,254
Property and equipment, net	106	104
Operating lease right-of-use assets	109	120
Acquisition related intangible assets, net	617	617
Other assets	42	43
Total assets	$2,214	$2,138
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$13	$16
Other current liabilities	66	89
Total current liabilities	79	105
Operating lease liabilities, long-term	98	105
Derivative liabilities	41	48
Other liabilities	5	5
Total liabilities	223	263
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,837 and 1,733 shares issued and outstanding, respectively	—	—
Additional paid-in capital	6,758	6,232
Accumulated other comprehensive income	—	1
Accumulated deficit	(4,767)	(4,358)
Total stockholders’ equity	1,991	1,875
Total liabilities and stockholders’ equity	$2,214	$2,138
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1	$—	$1	$—

Cost of revenue	5	—	5	—
Research and development	190	170	372	336
Selling, general and administrative	36	28	65	55
Loss from operations	(230)	(198)	(441)	(391)
Other income:
Change in fair value of derivative liabilities	16	1	7	13
Other income, net	13	15	25	31
Loss before income taxes	(201)	(182)	(409)	(347)
Income tax expense	—	—	—	—
Net loss	$(201)	$(182)	$(409)	$(347)

Basic and diluted net loss per share	$(0.11)	$(0.12)	$(0.23)	$(0.22)
Basic and diluted weighted-average shares outstanding	1,785	1,554	1,764	1,545
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(201)	$(182)	$(409)	$(347)
Other comprehensive loss:
Unrealized loss on investments	—	(1)	(1)	(2)
Other comprehensive loss	—	(1)	(1)	(2)
Comprehensive loss	$(201)	$(183)	$(410)	$(349)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2024	1,545	$—	$5,633	$—	$(3,775)	$1,858
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	18	—	4	—	—	4
Stock-based compensation	—	—	38	—	—	38
Comprehensive loss	—	—	—	(1)	(182)	(183)
Balance as of June 30, 2024	1,563	$—	$5,675	$(1)	$(3,957)	$1,717

Balance as of March 31, 2025	1,762	$—	$6,351	$—	$(4,566)	$1,785
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	18	—	21	—	—	21
Issuance of common stock in at-the-market offering, net of issuance costs	57	—	331	—	—	331
Stock-based compensation	—	—	55	—	—	55
Comprehensive loss	—	—	—	—	(201)	(201)
Balance as of June 30, 2025	1,837	$—	$6,758	$—	$(4,767)	$1,991
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	1,529	$—	$5,594	$1	$(3,610)	$1,985
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	34	—	7	—	—	7
Stock-based compensation	—	—	74	—	—	74
Comprehensive loss	—	—	—	(2)	(347)	(349)
Balance as of June 30, 2024	1,563	$—	$5,675	$(1)	$(3,957)	$1,717

Balance as of December 31, 2024	1,733	$—	$6,232	$1	$(4,358)	$1,875
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	37	—	38	—	—	38
Issuance of common stock in at-the-market offering, net of issuance costs	67	—	399	—	—	399
Stock-based compensation	—	—	89	—	—	89
Comprehensive loss	—	—	—	(1)	(409)	(410)
Balance as of June 30, 2025	1,837	$—	$6,758	$—	$(4,767)	$1,991
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(409)	$(347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	11
Reduction in the carrying amount of right-of-use assets	14	14
Stock-based compensation	89	74
Change in fair value of derivative liabilities	(7)	(13)
Accretion of discount on investments	(8)	(14)
Other operating activities	—	(1)
Changes in operating assets and liabilities:
Other current and non-current assets	—	(10)
Operating lease liabilities	(14)	(13)
Other current and non-current liabilities	38	(27)
Net cash used in operating activities	(286)	(326)
Cash flows from investing activities
Purchases of property and equipment	(15)	(19)
Purchases of investments	(734)	(180)
Maturities and sales of investments	650	420
Net cash (used in) provided by investing activities	(99)	221
Cash flows from financing activities
Proceeds from issuance of common stock	427	8
Payments for taxes on net settlement of equity incentive awards	(45)	(1)
Other financing activities	(2)	(1)
Net cash provided by financing activities	380	6
Net decrease in cash, cash equivalents, and restricted cash	(5)	(99)
Cash, cash equivalents, and restricted cash at beginning of the period	227	518
Cash, cash equivalents, and restricted cash at end of the period	$222	$419
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
The Company’s significant accounting policies are described in Note 2, “Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes, except as noted below.
Revenue Recognition
The Company recognizes revenue on its transportation services as goods are transported from one location to another utilizing an over time model as the services are provided.
Revenues are presented net of tax when transactions are subject to taxes, such as sales tax, that are assessed by governmental authorities.
Incremental costs of obtaining a contract and costs to fulfill a contract are not material.
Cost of Revenue
Cost of revenue includes costs of the self-driving system hardware depreciation and maintenance expense, personnel costs, terminal related costs when required, insurance, telecommunications, and amortization of acquired intangibles. When services are provided using vehicles owned by the Company, cost of revenue also includes truck depreciation and maintenance expense, and fuel.
Acquired Intangible Assets
Acquired intangible assets primarily consists of one asset class of developed technology from various business combinations. These assets were in-process research and development (“IPR&D”) until the assets were completed and placed into service during the three months ended June 30, 2025. An estimated useful life of 10 years was assigned for the period over which the technology is expected to contribute to the future cash flows of the company in commercial self-driving applications. These assets are amortized over the estimated useful life in proportion to the economic benefits received via revenue recognized. The acquired intangible assets had an aggregate carrying amount of $617 million as of June 30, 2025. Amortization expense in the three months ended June 30, 2025 was not significant.

The Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization at each period end. Acquired intangible assets are subject to impairment considerations whenever events or circumstances indicate that the carrying amounts may not be recoverable. No impairment losses were recognized on acquired intangible assets during the periods presented.
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
Note 3. Revenue
The Company generates revenue by providing transportation services for customers from an origin to a destination of the shipment. The Company and its customers enter into transportation service agreements that establish the terms, including prices, under which orders to purchase transportation services may be placed. When an agreement includes enforceable terms and conditions over a specified period, it is considered a contract, as it establishes enforceable rights and obligations.
Substantially all of the Company’s contracts with its customers are for a single performance obligation of providing self-driving and other transportation services, with the transaction price determined on a per mile rate basis. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order.
The Company recognizes revenue on its transportation services as goods are transported from the origin to the destination utilizing an over time model as the services are provided. The Company has an unconditional right to consideration from the customer in an amount that corresponds directly with the value of its performance, and as such the Company recognizes revenue in the amount to which the Company has a right to invoice the customer, when applicable.
Invoices are generally due 30 days after the invoice date. Receivables are recorded for the unconditional right to consideration when the related performance obligations have been fully satisfied. There are no significant financing components in our customer contracts.

Revenues are presented net of tax when transactions are subject to taxes, such as sales tax, that are assessed by governmental authorities.
Incremental costs of obtaining a contract and costs to fulfill a contract are not material.
Note 4. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$206	$211
Restricted cash, current (a)	1	1
Restricted cash, long-term (b)	15	15
Total cash, cash equivalents and restricted cash	$222	$227
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets
The components of cash, cash equivalents, and short-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2025	December 31, 2024
Cash and cash equivalents:
Bank deposits	Level 1	$1	$1
Money market funds	Level 1	190	165
U.S. Treasury securities	Level 2	13	40
Commercial paper	Level 2	2	5
Total cash and cash equivalents		$206	$211
Short-term investments:
U.S. Treasury securities	Level 2	$801	$728
Commercial paper	Level 2	108	132
Corporate bonds and notes	Level 2	194	152
Total short-term investments		$1,103	$1,012
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of June 30, 2025
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$801	$—	$801
Commercial paper	108	—	108
Corporate bonds and notes	194	—	194
Total short-term investments	$1,103	$—	$1,103

	As of December 31, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$727	$1	$728
Commercial paper	132	—	132
Corporate bonds and notes	152	—	152
Total short-term investments	$1,011	$1	$1,012

Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at June 30, 2025 and December 31, 2024.
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
The Company had 1,498 million and 1,383 million shares of Class A common stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively. The Company had 339 million and 350 million shares of Class B common stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively.
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
During the three months ended June 30, 2025, the Company offered and sold 57 million shares of Class A common stock through the ATM Program for net proceeds of $331 million after transaction costs.
During the six months ended June 30, 2025, the Company offered and sold 67 million shares of Class A common stock through the ATM Program for net proceeds of $399 million after transaction costs.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of June 30, 2025, there were 262 million shares available for grant under the Plan.
In the second quarter of 2025, the Company paid its 2024 employee incentive compensation in the form of restricted stock units which were granted and vested during the second quarter of 2025. Upon issuance the Company recorded a $55 million reduction to Other current liabilities which had previously been reported in the Company’s December 31, 2024 Consolidated Balance Sheet.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no material stock-based compensation has been capitalized as of June 30, 2025.

Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$44	$32	$73	$63
Selling, general, and administrative	11	6	16	11
Total	$55	$38	$89	$74
Restricted Stock Units
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2024	76	$2.67
Granted	51	7.44
Vested	(30)	4.24
Forfeited	(6)	3.18
Unvested at June 30, 2025	91	$4.80
The unrecognized stock-based compensation related to unvested RSUs was $410 million at June 30, 2025 and will be recognized over a weighted average period of 2.7 years. The fair value of RSUs as of their respective vesting dates was $225 million for the six months ended June 30, 2025.
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
Stock options granted under the Plan during the six months ended June 30, 2025 were as follows:

Six Months Ended June 30, 2025
Stock options granted (in millions)	2
Weighted average grant date fair value	$6.48
Weighted average grant date fair value assumptions:
Expected term	6.2 years
Risk-free interest rates	4.3%
Expected volatility	88.8%

Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	117	$2.07
Granted	2	8.47
Exercised	(13)	2.08
Forfeited	(4)	2.05
Outstanding at June 30, 2025	102	$2.19	7.1	$310
Exercisable at June 30, 2025	61	$1.81	6.2	$204
The unrecognized stock-based compensation related to unvested stock options was $61 million as of June 30, 2025 and will be recognized over a weighted average period of 2.4 years. The intrinsic value of stock options exercised was $68 million for the six months ended June 30, 2025.
Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2025	December 31, 2024
Public warrants	Level 1	$11	$13
Private placement warrants	Level 2	7	9
Common stock warrants		18	22
Earnout share liabilities	Level 3	23	26
Total derivative liabilities		$41	$48
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of June 30, 2025 and December 31, 2024. Private placement warrants outstanding were 9 million as of June 30, 2025 and December 31, 2024.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on our historical equity volatility as well as the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of June 30, 2025 and December 31, 2024.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	June 30, 2025	December 31, 2024
Risk-free interest rates	3.9%	4.5%
Expected term (in years)	6.3	6.8
Expected volatility	88.0%	64.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock warrants	$11	$1	$4	$6
Earnout share liabilities	5	—	3	7
Change in fair value of derivative liabilities	$16	$1	$7	$13

Note 8. Leases
The Company leases office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million in the three months ended June 30, 2025 and 2024 and $14 million in the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 7.8 years and a weighted average discount rate of 7.4%.
Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	June 30, 2025	December 31, 2024
Land	$14	$14
Buildings and leasehold improvements	97	97
Equipment	28	26
Vehicles	35	28
Other	17	16
	191	181
Less accumulated depreciation and amortization	(85)	(77)
Total property and equipment, net	$106	$104
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	June 30, 2025	December 31, 2024
Accrued compensation	$35	$61
Other accrued expenses	31	28
Total other current liabilities	$66	$89
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	June 30, 2025	June 30, 2024
RSUs	91	102
Stock options	102	129
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	219	257

Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and six months ended June 30, 2025 and 2024.
Note 12. Segment
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
In the second quarter of 2025, our CODM began to regularly review Revenue and Cost of revenue as a result of the successful launch of the Aurora Driver for Freight product.
Beginning in the second quarter of 2025, Cost of revenue and Other operating expenses now include depreciation and amortization which was previously reported in Other segment items. The table below has been updated to reflect these changes.
The components of segment profit or loss were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1	$—	$1	$—
Less:
Cost of revenue	5	—	5	—
Personnel expenses	112	108	227	212
Other operating expenses	59	52	121	105
Other segment items (a)	26	22	57	30
Net loss	$(201)	$(182)	$(409)	$(347)
(a) Other segment items include stock-based compensation expense, change in fair value of derivative liabilities, and other income (expense), net.

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
We expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which customers or third parties will purchase, manage, and maintain fleets directly, while subscribing to the Aurora Driver and a suite of related services. We do not intend to own nor operate a large number of vehicles ourselves. Throughout commercialization, we expect to earn revenue on a fee per mile basis. We intend to partner with OEMs, Tier 1 automotive suppliers, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle and hardware manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships. During the start of commercialization, though, we are operating our own logistics and mobility services, where we own or lease and operate a fleet of vehicles equipped with our Aurora Driver and provide transportation services to customers through driverless operations as well as with vehicle operators as needed. This level of control is useful during early commercialization as we define operational processes and playbooks for our partners.
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

Recent Developments
Launch of Aurora Driver for Freight
In April 2025, we launched Aurora Driver for Freight and began driverless operations of trucks hauling customer loads between Dallas and Houston, Texas. We commenced recognizing revenue during the three months ended June 30, 2025.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,		$ Change	% Change
(in millions, except for percentages)	2025	2024
Revenue	$1	$—	$1	n/m(1)

Cost of revenue	5	—	5	n/m(1)
Research and development	190	170	20	12%
Selling, general and administrative	36	28	8	29%
Loss from operations	(230)	(198)	(32)	16%
Other income:
Change in fair value of derivative liabilities	16	1	15	n/m(1)
Other income, net	13	15	(2)	(13)%
Loss before income taxes	(201)	(182)	(19)	10%
Income tax expense	—	—	—	n/m(1)
Net loss	$(201)	$(182)	$(19)	10%
(1) Not meaningful.
Revenue was $1 million in the three months ended June 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue was $5 million in the three months ended June 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $20 million, or 12%, to $190 million in the three months ended June 30, 2025 from $170 million in the three months ended June 30, 2024, primarily driven by an increase in personnel costs and hardware development costs, partially offset by expenses recognized as cost of revenue due to commercial launch in April 2025. Research and development expenses included non-cash stock-based compensation of $44 million and $32 million in the three months ended June 30, 2025 and 2024, respectively.
Selling, general and administrative expenses increased by $8 million, or 29%, to $36 million in the three months ended June 30, 2025 from $28 million in the three months ended June 30, 2024, primarily driven by an increase in personnel costs. Selling, general and administrative expenses included non-cash stock-based compensation of $11 million and $6 million in the three months ended June 30, 2025 and 2024, respectively.
The Change in fair value of derivative liabilities was income of $16 million and $1 million in the three months ended June 30, 2025 and 2024, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net decreased by $2 million, or 13%, to $13 million in the three months ended June 30, 2025, from $15 million in the three months ended June 30, 2024, primarily due to a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

	Six Months Ended June 30,		$ Change	% Change
(in millions, except for percentages)	2025	2024
Revenue	$1	$—	$1	n/m(1)

Cost of revenue	5	—	5	n/m(1)
Research and development	372	336	36	11%
Selling, general and administrative	65	55	10	18%
Loss from operations	(441)	(391)	(50)	13%
Other income:
Change in fair value of derivative liabilities	7	13	(6)	(46)%
Other income, net	25	31	(6)	(19)%
Loss before income taxes	(409)	(347)	(62)	18%
Income tax expense	—	—	—	n/m(1)
Net loss	$(409)	$(347)	$(62)	18%
(1) Not meaningful.
Revenue was $1 million in the six months ended June 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue was $5 million in the six months ended June 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $36 million, or 11%, to $372 million in the six months ended June 30, 2025 from $336 million in the six months ended June 30, 2024, primarily driven by increases in non-cash stock-based compensation, hardware costs for development fleets, and personnel costs, partially offset by expenses recognized as cost of revenue due to commercial launch in April 2025. Research and development expenses included non-cash stock-based compensation of $73 million and $63 million in the six months ended June 30, 2025 and 2024, respectively.
Selling, general and administrative expenses increased by $10 million, or 18%, to $65 million in the six months ended June 30, 2025 from $55 million in the six months ended June 30, 2024 primarily driven by increases in personnel costs. Selling, general and administrative expenses included non-cash stock-based compensation of $16 million and $11 million in the six months ended June 30, 2025 and 2024, respectively.
The Change in fair value of derivative liabilities resulted in income of $7 million and $13 million in the six months ended June 30, 2025 and 2024, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net decreased by $6 million, or 19%, to $25 million in the six months ended June 30, 2025, from $31 million in the six months ended June 30, 2024, primarily due to a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were $206 million of cash and cash equivalents and $1,103 million of short-term investments, exclusive of restricted cash of $16 million. Investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We have only recently started to generate revenue, and we do not expect to generate significant revenue until we reach commercial scale. We expect to continue to incur operating losses and that we will need to opportunistically raise additional capital to support the continued development and commercialization of the Aurora Driver at scale.
During the three months ended June 30, 2025, we offered and sold 57 million shares of Class A common stock through the ATM Program, raising $340 million in equity capital and receiving net proceeds of $331 million after transaction costs.
During the six months ended June 30, 2025, we offered and sold 67 million shares of Class A common stock through the ATM Program, raising $410 million in equity capital and receiving net proceeds of $399 million after transaction costs.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(286)	$(326)
Net cash (used in) provided by investing activities	(99)	221
Net cash provided by financing activities	380	6
Net decrease	(5)	(99)
Cash, cash equivalents, and restricted cash at beginning of the period	227	518
Cash, cash equivalents, and restricted cash at end of the period	$222	$419
Cash Flows Used in Operating Activities
Net cash used in operating activities was $286 million for the six months ended June 30, 2025, a decrease of $40 million from $326 million for the six months ended June 30, 2024 primarily due to the annual bonus being settled in equity in the current year.
Cash Flows (Used In) Provided by Investing Activities
Net cash used in investing activities was $99 million for the six months ended June 30, 2025 compared to net cash provided by investing activities of $221 million for the six months ended June 30, 2024. The change was primarily due to increased purchases of investments partially offset by increased maturities of investments.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $380 million for the six months ended June 30, 2025, an increase of $374 million from $6 million for the six months ended June 30, 2024, primarily due to proceeds from the ATM program as well as increased proceeds from the exercise of stock options, partially offset by the tax payments in connection with the net settlement of RSUs.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and six months ended June 30, 2025 and 2024.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2024. There have been no material changes to our critical accounting estimates since our Annual Report, except as described in Notes 2 and 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
In the fiscal quarter ended June 30, 2025, we designed and implemented processes to record revenue and cost of revenue. Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report.
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
Furthermore, our operations have focused exclusively on research and development of our products and self-driving system through the fiscal quarter ended March 31, 2025. Although we first recognized revenue in the fiscal quarter ended June 30, 2025, we do not expect to generate significant revenue until after we achieve commercial scale. As such, our relatively limited operating history, combined with the need to transition from a company with a research and development focus to a company capable of supporting commercial activities, has the potential to intensify the risks and difficulties that we face.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this “Risk Factors” section, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and this Quarterly Report, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
ATM Offering
As previously disclosed, on February 14, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., TD Securities (USA) LLC and Allen & Company LLC, as sales agents (the “Sales Agents”), pursuant to which we may, from time to time, sell shares of our Class A common stock through the Sales Agents in an “at-the-market” offering (the “ATM Offering”).
In connection with the ATM Offering, we filed a prospectus supplement dated February 14, 2025 (the “Original Prospectus Supplement”) to the prospectus contained in our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-284133) filed on January 3, 2025, registering the sale of up to an aggregate of $500,000,000 of our Class A common stock. As of the date hereof, we have offered and sold 69,105,334 shares of our Class A common stock in the ATM Offering for gross proceeds of $420,620,688.
We are filing amendment no. 1 to the Original Prospectus Supplement with the Securities and Exchange Commission, to be dated July 30, 2025 (the “Prospectus Supplement Amendment”), to increase the aggregate dollar amount of shares of Class A common stock that we may sell in the ATM Offering to $1,000,000,000, which consists of $79,379,312 remaining under the Original Prospectus Supplement, and an additional $920,620,688, under the Prospectus Supplement Amendment.
A copy of the opinion of Wilson Sonsini Goodrich & Rosati, P.C. relating to the validity of the securities issued in the ATM Offering pursuant to the Prospectus Supplement Amendment is filed as Exhibit 5.1 to this Quarterly Report.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit Number	Description

5.1*	Opinion of Wilson Sonsini Goodrich & Rosati, P.C.

10.1†*	Aurora Innovation, Inc. Outside Director Compensation Policy, as amended on July 14, 2025

23.1*	Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in Exhibit 5.1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Aurora Innovation, Inc.

Date:	July 30, 2025	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2025	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)