Form 10-Q
period 2025-09-30
Aurora Innovation, Inc.
filed 2025-10-28
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,596,585,483 shares of Class A common stock and 338,785,507 shares of Class B common stock as of October 21, 2025.

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
•our ability to maintain the listing of our Class A common stock and warrants on Nasdaq;
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

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$87	$211
Short-term investments	1,160	1,012
Other current assets	37	31
Total current assets	1,284	1,254
Property and equipment, net	106	104
Operating lease right-of-use assets	106	120
Acquisition related intangible assets, net	617	617
Long-term investments	357	—
Other assets	40	43
Total assets	$2,510	$2,138
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$12	$16
Other current liabilities	72	89
Total current liabilities	84	105
Operating lease liabilities, long-term	95	105
Derivative liabilities	36	48
Other liabilities	4	5
Total liabilities	219	263
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,930 and 1,733 shares issued and outstanding, respectively	—	—
Additional paid-in capital	7,258	6,232
Accumulated other comprehensive income	1	1
Accumulated deficit	(4,968)	(4,358)
Total stockholders’ equity	2,291	1,875
Total liabilities and stockholders’ equity	$2,510	$2,138
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1	$—	$2	$—

Cost of revenue	6	—	11	—
Research and development	179	169	551	505
Selling, general and administrative	38	27	103	82
Loss from operations	(222)	(196)	(663)	(587)
Other income (loss):
Change in fair value of derivative liabilities	5	(28)	12	(15)
Other income, net	16	16	41	47
Loss before income taxes	(201)	(208)	(610)	(555)
Income tax expense	—	—	—	—
Net loss	$(201)	$(208)	$(610)	$(555)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.34)	$(0.35)
Basic and diluted weighted-average shares outstanding	1,891	1,657	1,807	1,582
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(201)	$(208)	$(610)	$(555)
Other comprehensive income:
Unrealized income on investments	1	3	—	1
Other comprehensive income	1	3	—	1
Comprehensive loss	$(200)	$(205)	$(610)	$(554)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of June 30, 2024	1,563	$—	$5,675	$(1)	$(3,957)	$1,717
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	16	—	5	—	—	5
Issuance of common stock in public offering, net of issuance costs	134	—	466	—	—	466
Stock-based compensation	—	—	35	—	—	35
Comprehensive income (loss)	—	—	—	3	(208)	(205)
Balance as of September 30, 2024	1,713	$—	$6,181	$2	$(4,165)	$2,018

Balance as of June 30, 2025	1,837	$—	$6,758	$—	$(4,767)	$1,991
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	13	—	(11)	—	—	(11)
Issuance of common stock in at-the-market offering, net of issuance costs	80	—	460	—	—	460
Stock-based compensation	—	—	51	—	—	51
Comprehensive income (loss)	—	—	—	1	(201)	(200)
Balance as of September 30, 2025	1,930	$—	$7,258	$1	$(4,968)	$2,291
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	1,529	$—	$5,594	$1	$(3,610)	$1,985
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	50	—	12	—	—	12
Issuance of common stock in public offering, net of issuance costs	134	—	466	—	—	466
Stock-based compensation	—	—	109	—	—	109
Comprehensive income (loss)	—	—	—	1	(555)	(554)
Balance as of September 30, 2024	1,713	$—	$6,181	$2	$(4,165)	$2,018

Balance as of December 31, 2024	1,733	$—	$6,232	$1	$(4,358)	$1,875
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	50	—	27	—	—	27
Issuance of common stock in at-the-market offering, net of issuance costs	147	—	859	—	—	859
Stock-based compensation	—	—	140	—	—	140
Comprehensive loss	—	—	—	—	(610)	(610)
Balance as of September 30, 2025	1,930	$—	$7,258	$1	$(4,968)	$2,291
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(610)	$(555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	15
Reduction in the carrying amount of right-of-use assets	21	21
Stock-based compensation	140	109
Change in fair value of derivative liabilities	(12)	15
Accretion of discount on investments	(10)	(21)
Other operating activities	—	(1)
Changes in operating assets and liabilities:
Other current and non-current assets	(6)	(18)
Operating lease liabilities	(21)	(20)
Other current and non-current liabilities	46	(14)
Net cash used in operating activities	(435)	(469)
Cash flows from investing activities
Purchases of property and equipment	(23)	(26)
Purchases of investments	(1,421)	(830)
Maturities and sales of investments	926	611
Net cash used in investing activities	(518)	(245)
Cash flows from financing activities
Proceeds from issuance of common stock	896	478
Payments for taxes on net settlement of equity incentive awards	(66)	(1)
Other financing activities	(2)	(2)
Net cash provided by financing activities	828	475
Net decrease in cash, cash equivalents, and restricted cash	(125)	(239)
Cash, cash equivalents, and restricted cash at beginning of the period	227	518
Cash, cash equivalents, and restricted cash at end of the period	$102	$279
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
Acquired Intangible Assets
Acquired intangible assets primarily consists of one asset class of developed technology from various business combinations. These assets were in-process research and development (“IPR&D”) until the assets were completed and placed into service during the three months ended June 30, 2025. An estimated useful life of 10 years was assigned for the period over which the technology is expected to contribute to the future cash flows of the company in commercial self-driving applications. These assets are amortized over the estimated useful life in proportion to the economic benefits received via revenue recognized. The acquired intangible assets had an aggregate carrying amount of $617 million as of September 30, 2025. Amortization expense in the three and nine months ended September 30, 2025 was not significant.

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
The Company is dependent on its suppliers, some of which are single or limited source suppliers, to design, develop, industrialize and manufacture components, and these suppliers may not produce and deliver necessary and industrialized components at prices, volumes and on terms acceptable to the Company. For instance, the Company plans to rely on a single supplier, Continental Automotive Technologies GmbH (now a subsidiary of Aumovio SE), for the production, provision and full lifecycle support of its future generation of the Aurora Driver hardware system which will be integrated with OEM platform vehicles. In instances where the supplier fails to perform its obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products, if at all.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The updated standard is effective for annual reporting beginning with the Company’s fiscal year 2025. The Company is currently evaluating the impact of this guidance, and expects to adopt the standard during the fourth quarter of 2025.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes and simplifies the guidance for capitalizing costs related to internal-use software by removing the stage-based approach and aligning the disclosure requirements with those for other long-lived assets. The standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied prospectively or using a modified retrospective approach. The Company is currently evaluating the impact of this guidance.
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
Note 4. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$87	$211
Restricted cash, current (a)	2	1
Restricted cash, long-term (b)	13	15
Total cash, cash equivalents and restricted cash	$102	$227
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets
The components of cash, cash equivalents, short-term investments, and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2025	December 31, 2024
Cash and cash equivalents:
Bank deposits	Level 1	$1	$1
Money market funds	Level 1	86	165
U.S. Treasury securities	Level 2	—	40
Commercial paper	Level 2	—	5
Total cash and cash equivalents		$87	$211
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$968	$728
Commercial paper	Level 2	83	132
Corporate bonds and notes	Level 2	466	152
Total short-term and long-term investments		$1,517	$1,012
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of September 30, 2025
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$967	$1	$968
Commercial paper	83	—	83
Corporate bonds and notes	466	—	466
Total short-term and long-term investments	$1,516	$1	$1,517

	As of December 31, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$727	$1	$728
Commercial paper	132	—	132
Corporate bonds and notes	152	—	152
Total short-term and long-term investments	$1,011	$1	$1,012
Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at September 30, 2025 and December 31, 2024.
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
The Company had 1,591 million and 1,383 million shares of Class A common stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively. The Company had 339 million and 350 million shares of Class B common stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively.
At-The-Market Offering
On February 14, 2025, the Company entered into a sales agreement with Cantor Fitzgerald & Co., TD Securities (USA) LLC, and Allen & Company LLC (the “Sales Agents”) pursuant to which the Company may offer and sell, from time to time and at its sole discretion, up to an aggregate amount of $500 million of the Company’s Class A common stock through the Sales Agents in an “at-the-market” offering (the “ATM Program”). On July 30, 2025, the Company increased the aggregate dollar amount of the Company’s Class A common stock that it may sell under the ATM Program to $1,421 million, of which $1,000 million remained available to be sold as of the date thereof.
During the three months ended September 30, 2025, the Company offered and sold 80 million shares of Class A common stock through the ATM Program for net proceeds of $460 million after transaction costs.
During the nine months ended September 30, 2025, the Company offered and sold 147 million shares of Class A common stock through the ATM Program for net proceeds of $859 million after transaction costs.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of September 30, 2025, there were 260 million shares available for grant under the Plan.
In the second quarter of 2025, the Company paid its 2024 employee incentive compensation in the form of restricted stock units which were granted and vested during the second quarter of 2025. Upon issuance the Company recorded a $55 million reduction to Other current liabilities which had previously been reported in the Company’s December 31, 2024 Consolidated Balance Sheet.

Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no material stock-based compensation has been capitalized as of September 30, 2025.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$41	$30	$114	$93
Selling, general, and administrative	10	5	26	16
Total	$51	$35	$140	$109
Restricted Stock Units
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2024	76	$2.67
Granted	62	7.23
Vested	(41)	4.18
Forfeited	(9)	3.82
Unvested at September 30, 2025	88	$5.07
The unrecognized stock-based compensation related to unvested RSUs was $416 million at September 30, 2025 and will be recognized over a weighted average period of 2.7 years. The fair value of RSUs as of their respective vesting dates was $287 million for the nine months ended September 30, 2025.
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
Stock options granted under the Plan during the nine months ended September 30, 2025 were as follows:

Nine Months Ended September 30, 2025
Stock options granted (in millions)	2
Weighted average grant date fair value	$6.48
Weighted average grant date fair value assumptions:
Expected term	6.2 years
Risk-free interest rates	4.3%
Expected volatility	88.8%

Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	117	$2.07
Granted	2	8.47
Exercised	(19)	1.99
Forfeited	(5)	2.21
Outstanding at September 30, 2025	95	$2.21	7.0	$322
Exercisable at September 30, 2025	61	$1.88	6.2	$222
The unrecognized stock-based compensation related to unvested stock options was $52 million as of September 30, 2025 and will be recognized over a weighted average period of 2.2 years. The intrinsic value of stock options exercised was $90 million for the nine months ended September 30, 2025.
Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2025	December 31, 2024
Public warrants	Level 1	$7	$13
Private placement warrants	Level 2	5	9
Common stock warrants		12	22
Earnout share liabilities	Level 3	24	26
Total derivative liabilities		$36	$48
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of September 30, 2025 and December 31, 2024. Private placement warrants outstanding were 9 million as of September 30, 2025 and December 31, 2024.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on our historical equity volatility as well as the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of September 30, 2025 and December 31, 2024.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	September 30, 2025	December 31, 2024
Risk-free interest rates	3.9%	4.5%
Expected term (in years)	6.1	6.8
Expected volatility	88.0%	64.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock warrants	$6	$(13)	$10	$(7)
Earnout share liabilities	(1)	(15)	2	(8)
Change in fair value of derivative liabilities	$5	$(28)	$12	$(15)

Note 8. Leases
The Company leases office facilities and warehouses under non-cancelable operating lease agreements that expire through 2042, including renewal options that are reasonably certain to be exercised.
Rent expense under operating leases was $7 million in the three months ended September 30, 2025 and 2024 and $21 million in the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 7.6 years and a weighted average discount rate of 7.5%.
Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	September 30, 2025	December 31, 2024
Land	$14	$14
Buildings and leasehold improvements	96	97
Equipment	32	26
Vehicles	36	28
Other	17	16
	195	181
Less accumulated depreciation and amortization	(89)	(77)
Total property and equipment, net	$106	$104
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	September 30, 2025	December 31, 2024
Accrued compensation	$49	$61
Other accrued expenses	23	28
Total other current liabilities	$72	$89
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	September 30, 2025	September 30, 2024
RSUs	88	86
Stock options	95	126
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	209	238

Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and nine months ended September 30, 2025 and 2024.
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
The components of segment profit or loss were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1	$—	$2	$—
Less:
Cost of revenue	6	—	11	—
Personnel expenses	108	105	335	317
Other operating expenses	58	56	179	161
Other segment items (a)	30	47	87	77
Net loss	$(201)	$(208)	$(610)	$(555)
(a) Other segment items include stock-based compensation expense, change in fair value of derivative liabilities, and other income (expense), net..

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
We expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which customers or third parties will purchase, manage, and maintain fleets directly, while subscribing to the Aurora Driver and a suite of related services. We do not intend to own nor operate a large number of vehicles ourselves. Throughout commercialization, we expect to earn revenue on a fee per mile basis, or a comparable pricing mechanism. We intend to partner with OEMs, Tier 1 automotive suppliers, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle and hardware manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships. During the start of commercialization, though, we are operating our own logistics and mobility services, where we own or lease and operate a fleet of vehicles equipped with our Aurora Driver and provide transportation services to customers through driverless operations as well as with vehicle operators as needed. This level of control is useful during early commercialization as we define operational processes and playbooks for our partners.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2025	2024
Revenue	$1	$—	$1	n/m(1)

Cost of revenue	6	—	6	n/m(1)
Research and development	179	169	10	6%
Selling, general and administrative	38	27	11	41%
Loss from operations	(222)	(196)	(26)	13%
Other income (loss):
Change in fair value of derivative liabilities	5	(28)	33	n/m(1)
Other income, net	16	16	—	—%
Loss before income taxes	(201)	(208)	7	(3)%
Income tax expense	—	—	—	n/m(1)
Net loss	$(201)	$(208)	$7	(3)%
(1) Not meaningful.
Revenue was $1 million in the three months ended September 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue was $6 million in the three months ended September 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $10 million, or 6%, to $179 million in the three months ended September 30, 2025 from $169 million in the three months ended September 30, 2024, primarily driven by an increase in non-cash stock-based compensation costs, partially offset by costs now recognized as cost of revenue after commercial launch in April 2025 as well as costs now recognized as selling, general and administrative due to a realignment of resources. Research and development expenses included non-cash stock-based compensation of $41 million and $30 million in the three months ended September 30, 2025 and 2024, respectively.
Selling, general and administrative expenses increased by $11 million, or 41%, to $38 million in the three months ended September 30, 2025 from $27 million in the three months ended September 30, 2024, primarily driven by an increase in personnel costs, costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources, and non-cash stock-based compensation. Selling, general and administrative expenses included non-cash stock-based compensation of $10 million and $5 million in the three months ended September 30, 2025 and 2024, respectively.
The change in fair value of derivative liabilities was income of $5 million and expense of $28 million in the three months ended September 30, 2025 and 2024, respectively, primarily due to the change in the market price for the underlying instrument during each period.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2025	2024
Revenue	$2	$—	$2	n/m(1)

Cost of revenue	11	—	11	n/m(1)
Research and development	551	505	46	9%
Selling, general and administrative	103	82	21	26%
Loss from operations	(663)	(587)	(76)	13%
Other income (loss):
Change in fair value of derivative liabilities	12	(15)	27	(180)%
Other income, net	41	47	(6)	(13)%
Loss before income taxes	(610)	(555)	(55)	10%
Income tax expense	—	—	—	n/m(1)
Net loss	$(610)	$(555)	$(55)	10%
(1) Not meaningful.
Revenue was $2 million in the nine months ended September 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue was $11 million in the nine months ended September 30, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $46 million, or 9%, to $551 million in the nine months ended September 30, 2025 from $505 million in the nine months ended September 30, 2024, primarily driven by increases in non-cash stock-based compensation, hardware costs for development fleets, and personnel costs, partially offset by expenses recognized as cost of revenue due to commercial launch in April 2025. Research and development expenses included non-cash stock-based compensation of $114 million and $93 million in the nine months ended September 30, 2025 and 2024, respectively.
Selling, general and administrative expenses increased by $21 million, or 26%, to $103 million in the nine months ended September 30, 2025 from $82 million in the nine months ended September 30, 2024 primarily driven by increases in personnel costs, non-cash stock based compensation, and costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources. Selling, general and administrative expenses included non-cash stock-based compensation of $26 million and $16 million in the nine months ended September 30, 2025 and 2024, respectively.
The change in fair value of derivative liabilities resulted in income of $12 million and expense of $15 million in the nine months ended September 30, 2025 and 2024, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net decreased by $6 million, or 13%, to $41 million in the nine months ended September 30, 2025, from $47 million in the nine months ended September 30, 2024, primarily due to a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were $87 million of cash and cash equivalents, $1,160 million of short-term investments, and $357 million of long-term investments, exclusive of restricted cash of $15 million. Short-term and long-term investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
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
During the three months ended September 30, 2025, we offered and sold 80 million shares of Class A common stock through the ATM Program, raising $473 million in equity capital and receiving net proceeds of $460 million after transaction costs.
During the nine months ended September 30, 2025, we offered and sold 147 million shares of Class A common stock through the ATM Program, raising $883 million in equity capital and receiving net proceeds of $859 million after transaction costs.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(435)	$(469)
Net cash used in investing activities	(518)	(245)
Net cash provided by financing activities	828	475
Net decrease	(125)	(239)
Cash, cash equivalents, and restricted cash at beginning of the period	227	518
Cash, cash equivalents, and restricted cash at end of the period	$102	$279
Cash Flows Used in Operating Activities
Net cash used in operating activities was $435 million for the nine months ended September 30, 2025, a decrease of $34 million from $469 million for the nine months ended September 30, 2024 primarily due to the annual bonus being settled in equity in the current year.
Cash Flows Used In Investing Activities
Net cash used in investing activities was $518 million for the nine months ended September 30, 2025, an increase of $273 million from $245 million for the nine months ended September 30, 2024. The change was primarily due to increased purchases of investments partially offset by increased maturities of investments.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $828 million for the nine months ended September 30, 2025, an increase of $353 million from $475 million for the nine months ended September 30, 2024, primarily due to proceeds from the ATM Program as well as increased proceeds from the exercise of stock options, partially offset by the tax payments in connection with the net settlement of RSUs.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and nine months ended September 30, 2025 and 2024.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
In the fiscal quarter ended June 30, 2025, we designed and implemented processes to record revenue and cost of revenue. Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Aurora Innovation, Inc.

Date:	October 28, 2025	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2025	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)