Form 10-K
period 2025-12-31
Aurora Innovation, Inc.
filed 2026-02-11
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,712 million.
The registrant had outstanding 1,640,974,059 shares of Class A common stock and 307,839,183 shares of Class B common stock as of February 4, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

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
•our ability to successfully collaborate with business partners, including our ability to secure supply and/or upfit trucks for deployment;
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
•the impact of infectious diseases, health epidemics and pandemics, natural disasters, wars, acts of terrorism or responses to these events; and
•other factors detailed under the section entitled "Risk Factors."
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three of the most prominent leaders in the self-driving space. Led by a team with deep experience, including Chris and Drew, we have launched and are continuing to develop the Aurora Driver based on what we believe to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst a multitude of vehicle types and applications. To date, we have successfully integrated the Aurora Driver into numerous different vehicle platforms designed to meet its requirements: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating a common driver platform for multiple vehicle types and use cases, the capabilities we develop in one market reinforce and strengthen our competitive advantages in other areas. For example, highway driving capabilities developed for trucking will carry over to highway segments driven by passenger vehicles in ride hailing applications. We believe this is the right approach to bring self-driving to market and will enable us to target and transform multiple massive markets, including trucking, passenger mobility, and local goods delivery.
Beyond the economic opportunity, we believe we have a unique opportunity to have a material positive impact on the lives of millions of people, while also improving business productivity. First and foremost, we are focused on the opportunity to greatly improve road safety. In trucking, we can enable logistics networks to move goods more efficiently, and also help fill the shortage of truck drivers by providing a self-driving option. We can expand access to transportation, improving the lives of the millions of people with a disability in the U.S. who have difficulty traveling outside of the home. And we will give people back their time that can be made more productive and enjoyable.
We launched trucking as our first driverless product, as we believe its massive scale, significant structural need, attractive unit economics, and self-similar operating environment will allow us to rapidly deploy and profitably scale on high-volume, highway-focused routes. Drafting on the revenue and technical capability we expect this trucking product to generate, we plan to leverage the extensibility of the Aurora Driver to deploy and scale into the passenger mobility and local goods delivery markets. We have operated our self-driving test vehicles in diverse weather and operating environments, including in Arizona, California, New Mexico, Pennsylvania, and Texas, allowing us to create a more robust self-driving system.
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

To bring our product to market at scale, we focus on what we do best – building self-driving technology – and through strategic partnerships work with best-in-class companies to deliver the benefits of our technology broadly. We have numerous strategic partnerships, including but not limited to:
•PACCAR & Volvo, who together represent a significant share of US Class 8 truck sales.
•Toyota, a leading vehicle manufacturer globally.
•Uber, a leading ride hailing company globally.
•AUMOVIO (formerly known as Continental), a leading global technology manufacturer and Tier 1 automotive supplier.
With these strategic partnerships, each party has made significant investments towards integrating the Aurora Driver into vehicles, logistics and mobility networks, and business models. We believe that partnering with other industry leaders enables us to scale more efficiently, as it allows us to focus on what we do best – continuing to develop the Aurora Driver—while our partners handle activities such as vehicle and hardware manufacturing, fleet ownership, and operation. We are proud that these industry leaders have selected Aurora as their self-driving partner. In April 2025, we launched driverless commercial operations with Hirschbach and Uber Freight and have since expanded our driverless customer cohort. We also continued to operate commercial trucking pilots throughout 2025 with FedEx, Schneider, Volvo Autonomous Solutions, and Werner, among others, through which we regularly and autonomously hauled loads under the supervision of vehicle operators, and we are also integrating access to Uber Freight’s digital freight network and McLeod’s transportation management system within our autonomous trucking subscription service. Further, we continued our strategic collaboration with Ryder Systems, piloting on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale. Supplementing our strategic partnerships, in 2025 we began a truck program to support our commercialization strategy by providing customers with greater driverless capacity. Under this program, trucks, including a fleet based on International® LT® Series vehicles, will be upfitted by or on behalf of Aurora and used for driverless operations.
We envision a two-phase process for ownership and operation of Aurora Driver-powered self-driving vehicles. Early in our commercialization, we intend to own or lease and operate an initial fleet of trucks and will invest in self-driving system hardware, base vehicles, and commercial facilities (such as freight terminals). Following this initial phase, we expect to ultimately commercialize the Aurora Driver in a Driver as a Service (“DaaS”) business model, in which we will supply self-driving technology and earn revenue on a fee per mile basis, or a comparable pricing mechanism. In this second phase, we do not intend to own nor operate large vehicle fleets ourselves. We will partner with automotive companies, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. We expect the DaaS model to enable an asset-light and high-margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships.
As of December 31, 2025, we have assembled an approximately 1,900-person team, consisting of leading experts in robotics, artificial intelligence, machine learning, hardware design, software engineering, systems engineering, and safety. We believe that our combined experience and expertise allow us to move faster and more efficiently than our competitors as we make purposeful, foundational technological investments in safe and scalable self-driving technology.
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

Trucking
We launched Aurora Driver for Freight, our driverless trucking subscription service, as our first commercial product. We have prioritized this market as we believe it is an optimal first product for both commercial and technical reasons:
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
In April 2025, we launched driverless commercial operations with Hirschbach and Uber Freight and have since expanded our driverless customer cohort. We also continued to operate commercial trucking pilots throughout 2025 with FedEx, Schneider, Volvo Autonomous Solutions, and Werner, among others, through which we regularly and autonomously hauled loads under the supervision of vehicle operators, and also explored integrating access to Uber Freight’s digital freight network within our autonomous trucking subscription service. We also continued our strategic collaboration with Ryder Systems, piloting on-site fleet maintenance to support current autonomous freight pilot operations and prepare for commercial operation at scale.
We launched Aurora Driver for Freight in Texas, which has the largest freight market in the US, a favorable business and regulatory environment, and moderate weather. These characteristics make it an attractive market for our initial driverless launch. From there, we plan to expand to other key freight corridors, which we will prioritize based on commercial, technical, and regulatory considerations.
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

Aurora’s Competitive Advantages
Industry leading team
Aurora was founded in 2017 by Chris Urmson, Sterling Anderson, and Drew Bagnell, three leaders in the self-driving space. Before co-founding Aurora, Chris led the Google self-driving car team and was technology director for Carnegie Mellon when it won the 2007 DARPA Urban Challenge. Before co-founding Aurora, Sterling developed MIT’s Intelligent CoPilot, then launched Tesla’s Model X and Autopilot. Before co-founding Aurora, Drew worked for two decades at the intersection of artificial intelligence, machine learning and robotics across industry and academia at Carnegie Mellon. As of December 31, 2025, Aurora has assembled an approximately 1,900-person team, of whom approximately 1,600 focus on engineering and product. Our company consists of world-leaders in robotics, artificial intelligence, machine learning, hardware design, software engineering, systems engineering, and safety. Aurora has over 2,000 awarded and pending patents worldwide. In 2021, Aurora acquired and integrated Uber’s self-driving unit, strengthening our team, our technology, and our intellectual property. The acquisition added to the breadth and depth of talent we have to deliver on our mission. We foster a high-performance and mission-driven culture which drives successful execution, and we believe this makes us an employer of choice in our industry.
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
Deep strategic partnerships which support commercialization at scale
We have developed strategic partnerships with industry leaders like PACCAR, Volvo, Toyota, Uber and AUMOVIO and will work together to develop and scale Aurora Driver-powered trucks and self-driving passenger vehicles. Our partners are industry leaders in their respective fields and we are able to leverage each of our respective strengths as we commercialize. This allows us to scale faster and more efficiently.
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
The commercial self-driving vehicles that integrate with the Aurora Driver will include redundant steering, braking, and power to promote safe vehicle operation in the event of a component failure. We work closely with our OEM partners, PACCAR and Volvo, and suppliers for the new truck program, to develop a safe, reliable, and scalable integrated solutions.

Driver as a Service Business Model
The Aurora Driver will be delivered as a service via Aurora Driver for Freight, our driverless trucking subscription service, and Aurora Driver for Rides, our driverless ride hailing subscription service. We intend to partner with our ecosystem of OEMs, Tier 1 automotive supplier, fleet operators, and mobility and logistics services, as well as other third parties, to commercialize and support Aurora Driver-powered vehicles. This business model will enable fleet owners to acquire Aurora Driver-powered vehicles, subscribe to the Aurora Driver, and leverage Aurora-certified fleet service partners to support autonomous operations. In many instances, the same party may play multiple roles: for example, our OEM partners will in certain cases also provide maintenance services and act as a fleet operator.
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
1.Greater Range. Our current generation of lidar can see nearly twice as far as a traditional automotive lidar, because our coherent measurement enables single-photon sensitivity. Our next generation of lidar which we expect to launch in 2026 can see nearly four times as far as a traditional automotive lidar. The enhanced range of our FMCW lidar enables the detection and tracking of objects and actors at the very long ranges essential for high-speed driving.
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
There are numerous benefits to virtual testing:
•Efficiency. Aurora’s motion planning simulation is meaningfully less expensive than on-road testing.
•Speed. Aurora’s Virtual Testing Suite can scale to continuously simulate the equivalent of over 125,000 trucks on the road. This figure will grow both as a result of increased technological innovation inside Aurora, as well as from expanding scale available from leading cloud computing providers.
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
3.Celebrate our Diversity. Inviting and including a wealth of unique backgrounds, perspectives and experiences make us stronger as a team, and help us better represent the world we live in. We are building a technology and a company to serve all people and all communities.
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
As of December 31, 2025, we owned over 2,000 patents and pending applications, including U.S. and foreign. In addition, we have 5 registered U.S. trademarks and 39 registered foreign trademarks. Our patents and patent applications cover a broad range of technology relevant to self-driving vehicles.
Partnerships
PACCAR Strategic Partnership
In January 2021, we entered into a global strategic partnership with PACCAR. This partnership combines PACCAR’s considerable expertise in heavy-duty truck development, manufacturing, and sales with our deep understanding of autonomous vehicle technology to bring a safe, efficient self-driving product to market quickly and deploy it broadly. This partnership brings PACCAR and Aurora engineering teams together around an accelerated development program to create truly scalable driverless-capable trucks, starting with the Peterbilt 579 and Kenworth T680. PACCAR and Aurora plan to develop a suite of self-driving fleet services, including servicing and maintenance options for the deployment and operation of these trucks at scale over the next several years.
Uber Strategic Partnership
In January 2021, we acquired Uber’s self-driving unit. This acquisition expanded our talent base significantly, and we gained valuable research and technical assets that strengthened and accelerated the first Aurora Driver application for heavy-duty trucks while allowing us to continue and accelerate our work on light-vehicle products.
In addition to acquiring Uber’s self-driving unit, we announced a strategic partnership with Uber that connects our technology to the world’s leading ride-hailing platform and strengthens our position to deliver the Aurora Driver broadly. In support of our partnership with Uber, and concurrent with the acquisition of Uber’s self-driving unit, Uber invested $400 million in Aurora.
As part of our partnership with Uber, we receive access to Uber data. This allows more efficient development and operation, as we are able to refine our market selection and prioritize our capability roadmap based on real-world data.

Toyota Strategic Collaboration
In February 2021, we announced a long-term, global, and strategic collaboration with Toyota and DENSO, one of the largest global automotive manufacturers and tier-one automotive suppliers, respectively, to build and globally deploy self-driving cars at scale.As part of this collaboration, our engineering teams jointly developed and tested driverless-capable vehicles equipped with the Aurora Driver, starting with the Toyota Sienna. These efforts will lay the foundation for our entry into the ride-hailing business, including the mass-production, launch, and support of passenger vehicles on ride-hailing networks, including Uber’s.
Volvo Group Strategic Partnership
In March 2021, Volvo selected us as its technology provider to develop and jointly commercialize Level 4 Class 8 trucks in North America. These trucks will combine the best of Volvo’s technology with the Aurora Driver into a compelling and scalable logistics platform.
As Volvo’s official technology partner for their US hub-to-hub solutions, the parties continue to develop an unprecedented autonomous offering with one of the most trusted commercial truck manufacturers in the world. This partnership will be the center of the integration of the Aurora Driver into Volvo’s on-highway trucks and development of industry-leading Transportation as a Service solutions.
AUMOVIO Strategic Partnership
In April 2023, we entered into an exclusive partnership with Continental, now AUMOVIO, to deliver the first commercially scalable future generation of the Aurora Driver.
As part of this partnership, we work with AUMOVIO to jointly design, develop, validate, deliver, and service the scalable autonomous system for the industry. We will leverage AUMOVIO’s decades of experience in systems development for safer, more reliable automotive solutions to industrialize the Aurora Driver and deliver the entire hardware required. Additionally, AUMOVIO will manage the complete lifecycle of the supplied autonomous hardware kits for the Aurora Driver, from the manufacturing line to decommissioning. AUMOVIO will also develop a new industrialized fallback system as one of the redundancies in the event of a failure in the primary system of the Aurora Driver. Under the “Hardware-as-a-Service” business model, Aurora will pay for the hardware and related services on a per mile basis.
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

States, such as Arizona, Florida, New Mexico, Nevada, Pennsylvania, and Texas, continue to attract self-driving companies with a welcoming regulatory climate that provides the predictability necessary to deploy our technology in those communities. Some states, however, institute operational requirements or restrictions for certain autonomous functions. We believe such hurdles will be removed in the future as we work with our government partners to highlight the benefits of self-driving technology. For example, while California regulation currently only permits the testing and deployment of autonomous light-duty vehicles, in 2025, state regulators released proposed regulations for the testing and deployment of autonomous trucks.
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
Aurora remains deeply committed to the communities in which we have a presence - partnering with educational institutions and community based organizations to educate on the benefits of self-driving technology - investing in programs that address community workforce needs while strengthening the pipeline of diverse talent to fuel key business needs. Such initiatives include, for example, programs that help train and upskill technicians in fields important to the autonomous vehicle industry, such as optics, laser, and photonics, and other areas of autonomous vehicle technical work.
Inclusion and Belonging
We are committed to fostering a workplace of belonging where all employees feel valued, included and empowered to contribute. One of our core values — Celebrate our Diversity — is based on bringing together a wealth of unique backgrounds and perspectives. We celebrate the mix of the people, experiences, and backgrounds that make up Aurora, and we encourage each other to speak up and share perspectives, inclusively, respectfully and thoughtfully. We are building technology that will benefit all people and all communities, so we strive to foster and embrace diversity throughout our business and our teams to bring us closer to those we serve.
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

Human Capital
As of December 31, 2025, we had approximately 1,900 employees. None of our employees are represented by a labor union, and we consider our employee relations to be in good standing. To date, we have not experienced any work stoppages.
We have built a company culture which is anchored in our values: operating with integrity, focusing for impact, no jerks, celebrating our diversity, rising to the occasion, and winning together. We reinforce our values by aligning our work to company objectives and key results and by providing meaningful and challenging growth opportunities for our employees. We offer a variety of people-focused initiatives, including learning & development and transparent career paths. We offer opportunities for meaningful and fun connections through company events and team-building activities. We celebrate our employees’ achievements through company-wide recognition programs. Alongside these programs, we offer a competitive total rewards package including industry-benchmarked base salaries and a performance-based bonus plan, equity ownership, generous time off, paid parental leave, a 401(k) plan to help our employees plan for the future, and a wide selection of health and wellness benefits plans for employees and their dependents. We also proactively gather employee feedback through various channels, including surveys and focus groups to ensure changes to our employee experience are meaningful and relevant.
Corporate Information
Our principal executive offices are located at 1654 Smallman St, Pittsburgh, Pennsylvania 15222.
The transfer agent and registrar for our common stock and the warrant agent for our warrants is Equiniti Trust Company, LLC. The transfer agent’s address is 28 Liberty Street, 53rd Floor, New York, NY 10005, and its telephone number is (800) 937-5449.
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
Channels of Distribution
We announce material information to the public through filings with the SEC, the investor relations page on our website, our X account (@aurora_inno), our LinkedIn account, our Instagram account, our Facebook account, press releases, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
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
•We have incurred net losses since our inception, and we expect to incur significant expenses and may not be able to achieve, or maintain profitability.
•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•It is possible that our technology will have more limited performance or technology development, and as a result commercial scalability and profitability may take us longer to complete than is currently projected.
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
•We may require significantly more capital investment to run our business than currently expected.
•It is possible that Aurora’s self-driving unit economics do not materialize as expected.
•We are highly dependent on the services of our senior management team, without which we may not be able to successfully implement our business strategy.
•Our future capital needs may require us to sell additional equity or debt securities that may dilute or subordinate our stockholders.
•We may experience difficulties in managing our growth and expanding our operations.
•Our operating and financial projections rely in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual results of operations may be materially different from our projections and our estimates of certain financial metrics may prove inaccurate.
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
•Our insurance coverage may not be adequate to protect us from all business risks or may be prohibitively expensive.
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
•We are dependent on others for the supply of vehicles, and are also dependent on our suppliers, some of which are single or limited source suppliers, for the production, provision, and/or full lifecycle support of our current and future generations of the Aurora Driver systems.
•In certain cases, we plan to upfit, including by retaining third parties on our behalf, vehicles with the Aurora Driver and the necessary redundancies for driverless operations, and failures or delays in these activities could materially and adversely affect our business, financial condition, and results of operations.
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
We have incurred net losses since our inception, and we expect to incur significant expenses and may not be able to achieve, or maintain, profitability.
We have incurred net losses on an annual basis since our inception. During the twelve months ended December 31, 2025 and 2024, we incurred net losses of $816 million and $748 million, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to scale the driverless commercial operation of our self-driving technology, which may take longer than we currently expect or may never occur. Even if we successfully develop and sell our self-driving solutions, there can be no assurance that they will be commercially successful. We expect the rate at which we will incur losses to be substantially higher in future periods as we continue to scale our development and commercialize products. Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
The market for self-driving technology is highly competitive and can be easily influenced by rapid technological change. Our future success will depend on our ability to develop and commercialize in a sufficiently timely manner in order to maintain competitiveness. Several companies, including, but not limited to, Waymo, Tesla, Zoox/Amazon, Motional, Torc Robotics, Kodiak Robotics, PlusAI, Waabi, Stack AV and Mobileye are investing heavily in building this technology. These companies compete with us directly by offering self-driving technology for the same or similar use cases. If our competitors, including those previously mentioned, broadly commercialize their technology before we do, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us.
In addition, several of these competitors have substantially greater financial, marketing, R&D, and other resources. In the event that one or many of these competitors broadly commercializes their technology before we do, our business prospects and financial performance would be adversely impacted.
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
Our business plan envisions a two-phase process for ownership and operation of Aurora Driver-powered self-driving vehicles. Early in our commercialization, we intend to own or lease and operate an initial fleet and will invest in self-driving system hardware, base vehicles, and commercial facilities (such as freight terminals). We believe this firsthand experience will help us to harden our operational processes, improve service levels, and enable a more effective transition to working with external partners on operational activities. After this initial period of Aurora ownership and operation, we expect to transition to a Driver as a Service business model. Under this model, one or more third-party partners would own and operate Aurora Driver-powered vehicles and would also manage activities such as financing, maintenance, cleaning, and fleet facilities.

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
Risks Related to Our Business Operations
Our business plans require a significant amount of capital, and if we cannot obtain additional financing when needed on acceptable terms, or at all, our business, financial condition and results of operations could be adversely affected.
The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. We expect to continue investing in research and development to improve our self-driving technology. Beyond the net proceeds raised in the ATM Program (as defined below), we expect we will need to seek equity or debt financing to fund a portion of our future expenditures. Such financing might not be available to us in a timely manner, on terms that are acceptable, or at all.
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
We are spending significant amounts to develop our business and have estimated how much cash we will need on a quarterly basis until we raise additional funds or achieve positive cash flow. These estimates are based on our current operating plan and are subject to significant uncertainties and contingencies, many of which are beyond our control. Our estimates regarding our cash expenditures may prove inaccurate, causing the actual amount to differ from our estimates. In particular, achieving profitability may take longer than we currently expect or may never occur. We may also find that our business operations are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our cash needs and losses. If our cash expenditures are higher than expected, we may need to raise capital sooner than expected or change our operating plans and timelines. There can be no assurance that we will be able to raise additional capital on acceptable terms or at all.

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
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could materially and adversely affect our business, financial condition and results of operations. We have several offices located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war, could cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. To the extent that any such disruptions result in development or commercialization delays or impede our partners’ and suppliers’ ability to timely deliver product components, or the deployment of our products, this could materially and adversely affect our business, financial condition and results of operations.
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
We are at risk for interruptions, outages and breaches of, and cyber events and other incidents impacting: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software; or confidential, proprietary, and other data, including partners’ or end-customers’ or driver data, that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information, technology or materials; compromise certain information of partners, end-customers, employees, suppliers, drivers or others, and lead to the loss or unavailability of, unauthorized access or damage to, or inappropriate access to, or use, disclosure or otherwise processing of, confidential information and other data we maintain or otherwise process or that is maintained or otherwise processed on our behalf; jeopardize the security of our facilities; or affect the performance of in-product technology. A cyber incident could be caused by software bugs and other technical errors, disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, distributed denial of service attacks, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time, and we have faced, and may in the future face difficulties and delays in identifying, responding to, and otherwise addressing security breaches and incidents. Geopolitical events have increased and may in the future increase our and our service providers’ risks of cyber-attacks. Since the COVID-19 pandemic, more of our service providers’ personnel are working remotely, which increases the risks of cyber-attacks, security breaches and incidents. Although we maintain and continue to develop information technology measures designed to protect us against intellectual property, technology, and materials theft, data breaches and other cyber incidents, including a formal incident response plan, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property rights and proprietary or competitively sensitive information, technology or materials, or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Further, we utilize reputable third-party service providers or vendors for storage and hosting of a substantial portion of our data and source code. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, are or will be effectively implemented, maintained or expanded as planned, and our third-party vendors or suppliers also have experienced, and may in the future experience cyber incidents caused by software bugs and other technical errors, disasters, insiders, or malicious third parties. If we, or third parties on which we rely, do not successfully implement, maintain or expand systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our intellectual property rights and proprietary or competitively sensitive information, technology or materials could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
We are at risk of cyber-attacks and other security breaches or incidents, including other means of gaining unauthorized access to our technology, systems, and data. For instance, cyber criminals, insiders or unauthorized third parties may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated. Geopolitical conflicts and tensions have increased and may in the future increase our risks from cyber-attacks, security breaches or incidents.

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
Our insurance coverage may not be adequate to protect us from all business risks or may be prohibitively expensive.
We may be subject, in the ordinary course of business, to losses resulting from automobile liability, product liability, accidents, acts of God, and other claims against us, for which we may have no or limited insurance coverage. Further, because we operate in a new and thus inherently risky industry, insurance policies may not be available to us on terms and rates that are acceptable to us or at all. In addition, as a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could materially and adversely affect our business, financial condition and results of operations. Further, actions or inactions of others in our industry, through no fault of our own, may materially increase the cost of insurance and/or materially decrease the coverages available to us on commercially reasonable terms.
Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, could materially and adversely affect our business, financial condition and results of operations.
In recent years, the United States and global economies suffered dramatic downturns, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, financial distress caused by recent or potential bank failures and the associated banking crisis, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by certain governments and monetary authorities in response to continuing and future extreme market and economic conditions are not successful, the return of adverse economic conditions may negatively impact the demand for our technology and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Our financial instruments, including warrants, are accounted for as liabilities and the changes in fair value could have a material effect on our financial results.
Included on our balance sheet as of December 31, 2025 and December 31, 2024 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our public and private placement warrants as well as shares issued to Reinvent Sponsor Y LLC, a Cayman Islands limited liability company (the “Sponsor”) with price-based vesting criteria.
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
As of December 31, 2025, we had estimated U.S. federal and state net operating loss carryforwards of $2,688 million and $3,142 million, respectively. Our U.S. federal and state net operating loss carryforwards subject to expiration will begin to expire in 2036 and 2029, respectively. In general, we may potentially use these net operating losses to offset taxable income for U.S. federal and state income tax purposes. Furthermore, U.S. federal net operating losses arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.
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

Partners and end-customers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service, technology, and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us or to continue supplying components or services to us on acceptable terms if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among partners, end-customers, suppliers, analysts, ratings agencies and other parties in our products, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, end-customer unfamiliarity with our technology, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of self-driving vehicles or our other services compared with market expectations.
We are dependent on others for the supply of vehicles, and are also dependent on our suppliers, some of which are single or limited source suppliers, for the production, provision, and/or full lifecycle support of the current and future generations of our Aurora Driver system.
We are reliant on others for the supply of vehicles, and are also reliant on suppliers and service providers to design, develop, industrialize, manufacture, install and customize components for us, including components associated with our future generations of our Aurora Driver system. Such supply and services are subject to multiple risks, including delays in development, manufacturing, implementation and certification of components, vehicles and systems; difficulties integrating components and systems from multiple suppliers; issues meeting required quality, safety, or performance standards; supply chain disruptions; labor availability constraints; and increased costs. Our ability to maintain, expand or replace these supply, service and manufacturing arrangements is important to our business. In order for these suppliers to undertake the investment needed to produce these components, they may require us to commit to terms, pricing or purchase volumes that are not favorable to us.
On April 26, 2023, we entered into the Strategic Partnership Agreement with Continental, now AUMOVIO, which was amended and restated on September 27, 2023. Pursuant to the Strategic Partnership Agreement, AUMOVIO will, as our “Hardware-as-a-Service” partner, develop the necessary hardware, firmware, fallback system integration, and related services to allow for the integration of the Aurora Driver into production vehicles at OEMs. The Strategic Partnership Agreement provides that we will pay AUMOVIO on a per-mile basis for vehicles operated by the Aurora Driver using the future generation of our Aurora Driver hardware system. The term of the Strategic Partnership Agreement continues until March 31, 2031. Pursuant to the Strategic Partnership Agreement, Aurora and AUMOVIO are each subject to defined and limited exclusivity periods, subject to various exclusions and early termination triggers. If the services contemplated by the agreement with AUMOVIO are not performed, including by reason of termination of the agreement, or if AUMOVIO becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our ability to procure the necessary hardware, firmware, fallback system integration, and related services may be impaired, and we may not be able to obtain, or may face increased costs related to, such hardware, firmware, and services. If we lose AUMOVIO as a partner, or if the terms of the Strategic Partnership Agreement are ineffective at incentivizing performance for any reason, there could be an adverse effect on our business, financial condition, results of operations and prospects. While we believe that the Strategic Partnership Agreement contains provisions that adequately disincentivize non-performance by the parties, and while even in the event of non-performance we believe we may be able to establish alternate supply relationships and can obtain or engineer replacement components, we may be unable to do so in the short term (or at all) at prices or quality levels and/or on terms that are favorable to us and we may experience significant delays while re-engineering our system to accept any replacement parts.

While we plan to obtain components from multiple sources whenever it is desirable and permissible under the Strategic Partnership Agreement, in addition to AUMOVIO, as it relates to the Aurora Driver, some of the other components used in our hardware and technology will be purchased from single suppliers. We refer to these component suppliers as our single source suppliers. These components are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and could delay commercialization of our products to users. For example, the Aurora Driver relies on single source suppliers for several components including GPU microchips which we use for artificial intelligence / machine learning, lidars, vehicle electronic control units, and automotive radar sensors. Supply of these components world-wide may be adversely affected by the business disruptions as well as industry consolidation and geopolitical conditions such as international trade restrictions and tariffs, as well as wars, conflicts, and increased political tensions in certain regions. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times. Any of these risks could materially and adversely affect our business, prospects, financial condition, and results of operations.
In certain cases, we plan to upfit, including by retaining third parties on our behalf, vehicles with the Aurora Driver and the necessary redundancies for driverless operations, and failures or delays in these activities could materially and adversely affect our business, financial condition, and results of operations.
We rely on third-party suppliers, contractors, and service providers (some of which are single or limited sourced), in addition to our own operations, to perform the upfitting, integration, and related services to upfit vehicles with the Aurora Driver and the necessary redundancies for driverless operations. These services are subject to risks similar to those applicable to our manufacturing, OEM partner and supplier relationships described above. If we, or our third party integration service partners, fail to perform these activities at prices and volumes and on terms that we expect, or within expected timelines, our ability to scale driverless operations could be impaired, and our operational and financial condition could be materially adversely affected. In addition, any actual or perceived failures resulting from such services could expose us to increased operational, safety, product liability, warranty, recall, or regulatory risks and could harm our reputation or relationships with partners, customers, or regulators. Other potential service providers may not be available when required, in sufficient capacity, or at all. Any of these risks could materially and adversely affect our business, prospects, financial condition, and results of operations.
Manufacturing in collaboration with partners is subject to risks.
Our business model relies on outsourced manufacturing of vehicles, including outsourced manufacturing of our self-driving system hardware and vehicle integration. The cost of tooling a manufacturing facility with a collaboration partner is high, and collaboration with third parties to manufacture vehicles and self-driving system hardware is subject to risks that are outside of our control. We have in the past, and could in the future, experience delays in development and production when and if our partners do not meet agreed upon timelines or experience capacity constraints. There is a risk of potential disputes between Aurora and AUMOVIO, as well as between AUMOVIO and other third-party partners, which could stop or slow vehicle production, and we could be affected by adverse publicity related to our partners, whether or not such publicity is related to such third parties’ collaboration with us. In addition, we cannot guarantee that our suppliers will not deviate from agreed-upon quality standards.
If AUMOVIO is unable to perform under the Strategic Partnership Agreement, we may be unable to enter into agreements with manufacturers on terms and conditions acceptable to us and therefore we may need to contract with other third parties or significantly add to our own production capacity. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to adequately complete any transition may be greater than anticipated. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

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

Federal and state governments may also seek to prohibit, restrict, or otherwise condition the procurement or use of products or components used in autonomous vehicles that are manufactured outside or by companies domiciled outside the United States. For example, on January 31, 2024, and again on October 21, 2024, the U.S. Department of Defense identified Hesai Technology Co., Ltd. (Hesai), a lidar manufacturer based in China, as a Chinese Military Company in accordance with Section 1260H of the National Defense Authorization Act for Fiscal Year 2021, which will prohibit the Defense Department from contracting with Hesai in the future. Additionally, the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) recently issued a final rule imposing controls on transactions involving certain information and communications technology and services that are designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of certain enumerated foreign adversaries (including China and Russia) and that are integral to passenger connected vehicles under 10,001 pounds. BIS is expected to pursue a similar rule making to address trucks and buses in the near future.
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
We may be subject to product liability that could result in significant direct or indirect costs, which could materially and adversely affect our business, prospects, financial condition and results of operations.
Our self-driving technology presents the risk of significant injury, including fatalities. We may be subject to claims if our technology is involved in a collision and persons are injured or purport to be injured. The occurrence of any errors or defects in our products could make us liable for damages and legal claims. In addition, we could incur significant costs to correct such issues, potentially including product recalls. Any negative publicity related to the perceived quality of our technology could affect our brand image and partner and end-customer demand, and could materially and adversely affect our business, financial condition and results of operations. Also, liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy and distracting and could materially and adversely affect our business, financial condition and results of operations.

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
As we continue to commercialize and scale our technology, we may be required to obtain specialized insurance, which may not be available at the capacity level or on the terms that we require to achieve the economics we expect. Further, any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our partners could be subjected to claims as a result of a collision in which our technology is involved and bring legal claims against us to attempt to hold us liable. Any of these events could materially and adversely affect our brand, relationships with partners, business, financial condition or results of operations.
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
Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to this provision. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, stockholders, officers or other employees, which may discourage lawsuits against us and our directors, stockholders, officers and other employees. However, while the Delaware Supreme Court has ruled that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. If a court were to find either exclusive forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. As of December 31, 2025, we had 1,625 million shares of our Class A common stock and 318 million shares of our Class B common stock outstanding. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline significantly.
In connection with the consummation of the business combination on November 3, 2021, with Aurora Innovation Holdings, Inc. (“Legacy Aurora”) and RTPY Merger Sub Inc., a direct wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated July 14, 2021 (the “Merger Agreement” and the transactions contemplated thereby, the “Merger”), certain holders of our Class A common stock (the “Lock-Up Parties”) entered into lockup agreements (the “Lockup Agreements”), pursuant to which they were contractually restricted from selling or transferring any of their shares of our Class A or Class B common stock for certain periods of time, subject to certain exceptions. Under the Sponsor Agreement dated July 14, 2021, the shares held by the Sponsor were also subject to the same restrictions, in addition to certain price-based vesting criteria.
On November 3, 2025, all lock-up restrictions on such shares have expired, and such shares are no longer subject to the contractual transfer restrictions described above, except that the shares held by the Sponsor remain subject to price-based vesting conditions. As a result, a substantial number of shares of our Class A common stock became eligible for sale in the public market. Sales of a substantial number of shares of our Class A common stock, or the perception that holders of a large number of shares intend to sell, could increase the volatility in the trading price of our Class A common stock or cause the market price of our Class A common stock to decline.
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
•our ability to adhere to the anticipated timelines on our product roadmap that does not meet the expectations of the market;
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
•cyber events involving us;
•general economic and political conditions such as recessions, interest rates, fuel prices, bank failures and international currency fluctuations; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics, natural disasters, wars , acts of terrorism or responses to these events.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Shares held by Chris Urmson, Sterling Anderson (no longer an executive or director of Aurora). and Drew Bagnell (the “Aurora Founders”) represent approximately 46% of the voting control of the Company as of December 31, 2025. Therefore, the Aurora Founders, individually or together, will be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The Aurora Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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
Our dual class structure may adversely affect the market price and liquidity of our Class A common stock.
Our dual-class structure may result in volatility of our market price of our Class A common stock due to, among other things, adverse publicity or the reaction of institutional investors, governance-focused investors, or proxy advisory firms.
In addition, certain index providers have adopted, and may in the future adopt or modify, eligibility requirements that restrict the inclusion of companies with multiple-class share structures in certain indices. Under such announced or potential policies, our dual-class capital structure would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that seek to track or replicate those indices would not invest in our Class A common stock.
Given the sustained flow of investment funds into passive strategies, exclusion from stock indices would likely preclude investment by many of these funds, reduce trading liquidity, and make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The exercise of warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2025, there were outstanding warrants to purchase an aggregate of 21 million shares of our Class A common stock, comprising 12 million public warrants and 9 million private placement warrants. These warrants became exercisable 30 days after the completion of the Merger. The likelihood that those warrants will be exercised increases if the trading price of shares of our Class A common stock exceeds the exercise price of the warrants. The exercise price of these warrants is $11.50 per share.
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
We have the ability to redeem the outstanding public warrants at any time prior to their expiration at a price of $0.01 per warrant, if and only if, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders (the “Reference Value”). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force public warrant holders to: (1) exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so; (2) sell warrants at the then-current market price when the holder might otherwise wish to hold such warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us in such a case so long as they are held by the Sponsor or its permitted transferees, but the Sponsor has agreed to exercise all of its private placement warrants for cash or on a “cashless basis” on or prior to the redemption date, in the event that the Reference Value exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) and we elect to redeem the public warrants pursuant to the Warrant Agreement and notify the Sponsor of such election and the redemption date on or prior to the date we mail a notice of redemption to the holders of the public warrants.
In addition, we have the ability to redeem the outstanding warrants (including the private placement warrants if the Reference Value is less than $18.00 per share) for shares of our common stock at any time prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
In the event we elect to redeem the warrants that are subject to redemption, we will mail the notice of redemption by first class mail, postage prepaid, not less than thirty days prior to the redemption date to the registered holders of the warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in such manner will be conclusively presumed to have been duly given whether or not the registered holder received such notice and we are not required to provide any notice to the beneficial owners of such warrants. Additionally, while we are required to provide such notice of redemption, we are not separately required to, and do not currently intend to, notify any holders of when the warrants become eligible for redemption. If warrant holders do not exercise their warrants in connection with a redemption, including because such holders are unaware that such warrants are being redeemed, such holders would only receive the nominal redemption price for such warrants.
If securities or industry analysts do not continue to publish or cease publishing research or reports about us, our business, or the market in which we operate, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover us change their recommendation regarding our shares of Class A common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who covers us were to cease the coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Future issuances of equity or debt securities may adversely affect us, including the market price of our Class A common stock and may be dilutive to existing stockholders.

In the future, we expect to obtain financing or further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock, or both.
Furthermore, as noted above, we may incur debt or issue equity ranking senior to our Class A common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock.
Because our decision to issue equity or debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result of the foregoing factors, future capital raising efforts may reduce the market price of our Class A common stock and be dilutive to existing stockholders.
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
Aurora’s Information Security team reports to and is led by our Chief Information Security Officer (CISO), who is responsible for structuring and driving all cybersecurity initiatives at Aurora. This individual regularly reports cybersecurity progress to our Board of Directors, as well as senior leadership across the Company.
The Information Security team proactively reports, on a company-wide basis, the status of cybersecurity initiatives and risks, along with various assessments of our information security programs and the emerging threat landscape. We maintain rigorous security and privacy controls that are aligned with industry standards and best practices to protect Aurora and Customer data while also ensuring the reliability of our products and platform. As part of this program, we perform periodic assessments, internal audits and engage with third party auditors with relevant industry expertise. The results of such assessments and audits are reported directly to senior leadership.
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
Risks from Threats and Incidents
We are subject to risks from cybersecurity threats and incidents to our vehicles and cloud infrastructure, including operational systems, security systems, integrated software and partners’ data processed by us or third-party vendors or suppliers. However, as of December 31, 2025, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factors entitled “Risks Related to Our Business Operations.”
Governance
Our information security management team is responsible for assessing and managing material risks from cybersecurity threats. Our Chief Information Security Officer (CISO) has more than thirty-five plus years of experience as a security expert and more than twenty-five plus years of experience leading information security teams at renowned technology companies.
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
Item 2. Properties
Our corporate headquarters is located in Pittsburgh, Pennsylvania. Our Pittsburgh facilities contain research and development and general and administrative functions. We also lease office space in Mountain View, California and office and industrial space in various other cities across the United States.
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
Holders
As of February 4, 2026 there were 61 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. The number of Class A common stock beneficial owners is substantially greater than the number of holders of record due to holders who are beneficial owners but whose shares are held in “street name” by banks, brokers and other nominees. There is currently no established public trading market for our Class B common stock.
As of February 4, 2026, there were 9 holders of record of warrants exercisable for shares of Class A common stock at a price of $11.50 per share.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from May 10, 2021, the day on which our Class A common stock commenced trading on Nasdaq (which, prior to our domestication to a Delaware corporation in connection with the Merger, were referred to Class A ordinary shares), through December 31, 2025 with (ii) the cumulative total return of the S&P Software & Services Select Industry Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 10, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 10, 2021 of $10 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
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
Aurora’s Business
Aurora has launched and continues to develop the Aurora Driver based on what we believe to be the most advanced and scalable suite of self-driving hardware, software, and data services in the world to fundamentally transform the global transportation market. The Aurora Driver is designed as a platform to adapt and interoperate amongst vehicle types and applications. To date, it has been successfully integrated into numerous different vehicle platforms: from passenger vehicles to light commercial vehicles to Class 8 trucks. By creating one driver system for multiple vehicle types and use cases, Aurora’s capabilities in one market reinforce and strengthen its competitive advantages in others. For example, highway driving capabilities developed for trucking will carry over to highway segments driven by passenger vehicles in ride-hailing applications. We believe this approach will enable us to target and transform the transportation landscape, including trucking, passenger mobility, and local goods delivery market.
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
Significant Events and Transactions
Launch of Aurora Driver for Freight
In April 2025, we launched Aurora Driver for Freight and began driverless operations of trucks hauling customer loads. We commenced recognizing revenue during the three months ended June 30, 2025. Supplementing our strategic partnerships, in 2025 we began a truck program to support our commercialization strategy by providing customers with greater driverless capacity. Under this program, trucks, including a fleet based on International® LT® Series vehicles, will be upfitted by or on behalf of Aurora and used for driverless operations.

At-The-Market Offering
On February 14, 2025, we entered into a sales agreement with Cantor Fitzgerald & Co., TD Securities (USA) LLC, and Allen & Company LLC, as sales agents (the “Sales Agents”), pursuant to which we may, from time to time, sell up to an aggregate amount of $500 million of the Company’s Class A common stock through the Sales Agents in an “at-the-market” offering (the “ATM Program”). On July 30, 2025, the Company increased the aggregate dollar amount of the Company’s Class A common stock that it may sell under the ATM Program to $1,421 million. During the twelve months ended December 31, 2025, we offered and sold approximately 151 million shares of Class A common stock through the ATM Program at an average price of $5.96 per share, raising $898 million in equity capital and receiving net proceeds of $874 million after transaction costs.
Global Economic Conditions
Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, tensions in U.S.-China relations, high interest rates, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, wars, conflicts and political tensions in certain regions have led to economic uncertainty and volatility globally. In addition, changes in trade policy, including existing and potential tariffs and other trade restrictions on vehicles, electronics and other components used in our hardware and the vehicles on which it is deployed, could increase our costs, disrupt our supply chain, or reduce demand for our technology and services. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the United States. Our operating results could be materially impacted by these changes and other changes in the overall macroeconomic environment and other economic factors.

Comparison of the Twelve Months Ended December 31, 2025 to the Twelve Months Ended December 31, 2024

	Twelve Months Ended December 31,		$ Change	% Change
(in millions, except for percentages)	2025	2024
Revenue	$3	$—	$3	n/m(1)

Cost of revenue	17	—	17	n/m(1)
Research and development	745	676	69	10%
Selling, general and administrative	142	110	32	29%
Loss from operations	(901)	(786)	(115)	15%
Other income (expense):
Change in fair value of derivative liabilities	29	(24)	53	(221)%
Other income, net	56	62	(6)	(10)%
Loss before income taxes	(816)	(748)	(68)	9%
Income tax expense	—	—	—	n/m(1)
Net loss	$(816)	$(748)	$(68)	9%
(1) Not meaningful.
Revenue was $3 million in the twelve months ended December 31, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue was $17 million in the twelve months ended December 31, 2025 due to the commercial launch of Aurora Driver for Freight in April 2025. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $69 million, or 10%, to $745 million in the twelve months ended December 31, 2025 from $676 million in the twelve months ended December 31, 2024, primarily driven by increases in non-cash stock-based compensation, hardware costs for development fleets, and personnel costs, partially offset by expenses recognized as cost of revenue due to commercial launch in April 2025 and personnel costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources. Research and development expenses included non-cash stock-based compensation of $153 million and $122 million in the twelve months ended December 31, 2025 and 2024, respectively.
Selling, general and administrative expenses increased by $32 million, or 29%, to $142 million in the twelve months ended December 31, 2025 from $110 million in the twelve months ended December 31, 2024 primarily driven by increases in personnel costs, non-cash stock based compensation, and personnel costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources. Selling, general and administrative expenses included non-cash stock-based compensation of $35 million and $22 million in the twelve months ended December 31, 2025 and 2024, respectively.
The change in fair value of derivative liabilities resulted in income of $29 million and expense of $24 million in the twelve months ended December 31, 2025 and 2024, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net decreased by $6 million, or 10%, to $56 million in the twelve months ended December 31, 2025, from $62 million in the twelve months ended December 31, 2024, primarily due to a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

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
Selling, general and administrative expenses decreased by $9 million, or 8%, to $110 million in the twelve months ended December 31, 2024 from $119 million in the twelve months ended December 31, 2023, primarily driven by decreases in insurance costs and other general and administrative costs. Selling, general and administrative expenses included non-cash stock-based compensation of $22 million and $21 million in the twelve months ended December 31, 2024 and 2023, respectively.
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
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were $221 million of cash and cash equivalents, $1,055 million of short-term investments, and $183 million of long-term investments, exclusive of restricted cash of $14 million. Cash and cash equivalents primarily consist of money market funds. Investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We have only recently started to generate revenue and we expect to continue to incur operating losses requiring us to opportunistically raise additional capital to support continued development and commercialization. We believe our cash on hand and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report.
During the three months ended December 31, 2025, we offered and sold approximately 4 million shares of Class A common stock through the ATM Program at an average price of $4.42 per share, raising $15 million in equity capital and receiving net proceeds of $15 million after transaction costs.

During the twelve months ended December 31, 2025, we offered and sold approximately 151 million shares of Class A common stock through the ATM Program at an average price of $5.96 per share, raising $898 million in equity capital and receiving net proceeds of $874 million after transaction costs.
Cash Flows
Cash flows for the periods were as follows (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(581)	$(611)	$(598)
Net cash (used in) provided by investing activities	(245)	(172)	8
Net cash provided by financing activities	834	492	831
Net (decrease) increase	8	(291)	241
Cash, cash equivalents, and restricted cash at beginning of the period	227	518	277
Cash, cash equivalents, and restricted cash at end of the period	$235	$227	$518
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased by $30 million in the twelve months ended December 31, 2025 from $611 million for the twelve months ended December 31, 2024 primarily due to the annual bonus being settled in equity in the current year partially offset by increased compensation and benefits.
Net cash used in operating activities increased by $13 million in the twelve months ended December 31, 2024 from $598 million for the twelve months ended December 31, 2023 primarily due to advanced payments for hardware materials for fleet builds partially offset by decreases in other operating expenditures.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities increased by $73 million in the twelve months ended December 31, 2025 from $172 million of net cash used in the twelve months ended December 31, 2024, primarily due to increased purchases of investments net of maturities.
Net cash used in investing activities increased by $180 million in the twelve months ended December 31, 2024 from $8 million of net cash provided in the twelve months ended December 31, 2023, primarily due to the net purchases of short-term investments compared to net maturities in the comparative period.
Cash used for purchases of property and equipment were $31 million, $34 million and $15 million in the twelve months ended December 31, 2025, 2024 and 2023, respectively.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $342 million in the twelve months ended December 31, 2025 from $492 million for the twelve months ended December 31, 2024 due to higher net proceeds received from equity fundraising and increased proceeds from the exercise of stock options partially offset by increased tax payments in connection with the net settlement of RSUs.
Net cash provided by financing activities decreased by $339 million in the twelve months ended December 31, 2024 from $831 million for the twelve months ended December 31, 2023 due to lower net proceeds received from equity fundraising.
Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the twelve months ended December 31, 2025, 2024 and 2023.
The Company has non-cancelable future minimum payments as of December 31, 2025 of: $79 million for 2026 and $13 million for 2027. Commitments under operating lease contracts are detailed within Note 8 – Leases to our consolidated financial statements included elsewhere in this Annual Report.

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
Acquisition Related Intangible Assets
Acquired intangible assets primarily consist of developed technology from the Company’s historical acquisitions. These assets were in-process research and development (“IPR&D”) until the assets were placed into service during the three months ended June 30, 2025. Acquired intangible assets are reviewed for impairment considerations whenever events or circumstances indicate that the carrying amounts may not be recoverable. If indicators of impairment exist, the Company calculates the value of the assets with significant estimates and assumptions utilized in the valuation of certain intangible assets include, but are not limited to, estimated replacement cost, profit margin, opportunity cost, useful lives, and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
The Monte Carlo simulation analysis is dependent upon management estimates and assumptions, primarily related to expected volatility and risk-free interest rates. The expected volatility is determined based on our historical volatility as well as the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument.
Recently Adopted and Issued Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aurora Innovation, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aurora Innovation, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Research and Development Costs
As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred, and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services. The Company’s research and development expense for the year ended December 31, 2025 was $745 million.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 11, 2026

We have served as the Company’s auditor since 2023.

Aurora Innovation, Inc.
Consolidated Balance Sheets
(in millions)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$221	$211
Short-term investments	1,055	1,012
Other current assets	41	31
Total current assets	1,317	1,254
Property and equipment, net	103	104
Operating lease right-of-use assets	85	120
Acquisition related intangible assets, net	617	617
Long-term investments	183	—
Other assets	38	43
Total assets	$2,343	$2,138
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$11	$16
Other current liabilities	100	89
Total current liabilities	111	105
Operating lease liabilities, long-term	73	105
Derivative liabilities, long-term	15	48
Other liabilities	4	5
Total liabilities	203	263
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,943 and 1,733 shares issued and outstanding, respectively	—	—
Additional paid-in capital	7,312	6,232
Accumulated other comprehensive income	2	1
Accumulated deficit	(5,174)	(4,358)
Total stockholders’ equity	2,140	1,875
Total liabilities and stockholders’ equity	$2,343	$2,138
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Twelve Months Ended December 31,
	2025	2024	2023
Revenue	$3	$—	$—

Cost of revenue	17	—	—
Research and development	745	676	716
Selling, general and administrative	142	110	119
Loss from operations	(901)	(786)	(835)
Other income (expense):
Change in fair value of derivative liabilities	29	(24)	(20)
Other income, net	56	62	59
Loss before income taxes	(816)	(748)	(796)
Income tax expense	—	—	—
Net loss	$(816)	$(748)	$(796)

Basic and diluted net loss per share	$(0.44)	$(0.46)	$(0.60)
Basic and diluted weighted-average shares outstanding	1,839	1,618	1,327
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Comprehensive Loss
(in millions)

	Twelve Months Ended December 31,
	2025	2024	2023
Net loss	$(816)	$(748)	$(796)
Other comprehensive income:
Unrealized income on investments	1	—	3
Other comprehensive income	1	—	3
Comprehensive loss	$(815)	$(748)	$(793)
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	1,166	$—	$4,600	$(2)	$(2,814)	$1,784
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	57	—	6	—	—	6
Issuance of common stock in private placement, net of issuance costs	222	—	584	—	—	584
Issuance of common stock in public offering, net of issuance costs	84	—	244	—	—	244
Stock-based compensation	—	—	160	—	—	160
Comprehensive income (loss)	—	—	—	3	(796)	(793)
Balance as of December 31, 2023	1,529	—	5,594	1	(3,610)	1,985
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	70	—	28	—	—	28
Issuance of common stock in public offering, net of issuance costs	134	—	466	—	—	466
Stock-based compensation	—	—	144	—	—	144
Comprehensive loss	—	—	—	—	(748)	(748)
Balance as of December 31, 2024	1,733	—	6,232	1	(4,358)	1,875
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	59	—	18	—	—	18
Issuance of common stock in at-the-market offering, net of issuance costs	151	—	874	—	—	874
Stock-based compensation	—	—	188	—	—	188
Comprehensive income (loss)	—	—	—	1	(816)	(815)
Balance as of December 31, 2025	1,943	$—	$7,312	$2	$(5,174)	$2,140
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Twelve Months Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(816)	$(748)	$(796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	21	21
Reduction in the carrying amount of right-of-use assets	28	28	27
Stock-based compensation	188	144	160
Change in fair value of derivative liabilities	(29)	24	20
Accretion of discount on investments	(11)	(28)	(28)
Other operating activities	—	(1)	—
Changes in operating assets and liabilities:
Other current and non-current assets	(9)	(22)	1
Operating lease liabilities	(29)	(26)	(25)
Other current and non-current liabilities	67	(3)	22
Net cash used in operating activities	(581)	(611)	(598)
Cash flows from investing activities
Purchases of property and equipment	(31)	(34)	(15)
Purchases of investments	(1,452)	(1,030)	(1,297)
Maturities and sales of investments	1,238	892	1,320
Net cash (used in) provided by investing activities	(245)	(172)	8
Cash flows from financing activities
Proceeds from issuance of common stock	916	497	840
Payments for taxes on net settlement of equity incentive awards	(79)	(2)	(7)
Other financing activities	(3)	(3)	(2)
Net cash provided by financing activities	834	492	831
Net increase (decrease) in cash, cash equivalents, and restricted cash	8	(291)	241
Cash, cash equivalents, and restricted cash at beginning of the period	227	518	277
Cash, cash equivalents, and restricted cash at end of the period	$235	$227	$518
See accompanying notes to the consolidated financial statements

Aurora Innovation, Inc.
Notes to the Consolidated Financial Statements
Note 1. Overview of the Organization
Aurora Innovation, Inc. (the “Company” or “Aurora”) is headquartered in Pittsburgh, Pennsylvania and its mission is to deliver the benefits of self-driving technology safely, quickly, and broadly. The Company has launched and continues to develop the Aurora Driver, an advanced and scalable suite of self-driving hardware, software and data services designed as a platform to adapt and interoperate amongst vehicle types and applications.
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
Acquired Intangible Assets and Long-Lived Assets
Acquired intangible assets primarily consist of one asset class of developed technology from various business combinations. These assets were in-process research and development (“IPR&D”) until the assets were placed into service during the three months ended June 30, 2025. An estimated useful life of 10 years was assigned for the period over which the technology is expected to contribute to the future cash flows of the Company in commercial self-driving applications. These assets are amortized over the estimated useful life in proportion to the economic benefits received via revenue recognized. The acquired intangible assets had an aggregate carrying amount of $617 million as of December 31, 2025. Amortization for the year ended December 31, 2025 was not significant.
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

Research and Development
Research and development costs are expensed as incurred, and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing, data labeling, and third-party development services. To date, the Company has not capitalized software development costs related to the continued development and commercialization of the Aurora Driver at scale due to the remaining planning, designing, coding and testing activities necessary for technology validation and safe autonomous operation.
Stock-based Compensation
The Company measures stock-based compensation using the fair value based method on the grant date. Restricted stock units (“RSUs”) are measured based on fair value of the Company’s publicly traded common stock, while stock options are measured using a Black-Scholes option pricing model with assumptions including expected term, risk-free interest rate, and expected volatility. Due to the Company’s limited historical stock option exercise experience as a public company, the expected term of stock options is determined utilizing the simplified method based on vesting and contractual terms. The expected volatility is determined based on our historical equity volatility as well as the historical volatility of comparable public companies over the expected term of the stock option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The updated standard is effective for the Company’s fiscal 2025 annual period. See Note 11. Income Taxes for the Company’s disclosures for this standard.
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

Note 4. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$221	$211
Restricted cash, current (a)	1	1
Restricted cash, long-term (b)	13	15
Total cash, cash equivalents and restricted cash	$235	$227
(a) Included in other current assets on the consolidated balance sheets
(b) Included in other assets on the consolidated balance sheets
The components of cash, cash equivalents, short-term investments, and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2025	December 31, 2024
Cash and cash equivalents:
Bank deposits	Level 1	$1	$1
Money market funds	Level 1	220	165
U.S. Treasury securities	Level 2	—	40
Commercial paper	Level 2	—	5
Total cash and cash equivalents		$221	$211
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$766	$728
Commercial paper	Level 2	39	132
Corporate bonds and notes	Level 2	433	152
Total short-term and long-term investments		$1,238	$1,012
Available-for-sale debt securities classified as long-term investments mature after one year and through two years.
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of December 31, 2025
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$765	$1	$766
Commercial paper	39	—	39
Corporate bonds and notes	433	—	433
Total short-term and long-term investments	$1,237	$1	$1,238

	As of December 31, 2024
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$727	$1	$728
Commercial paper	132	—	132
Corporate bonds and notes	152	—	152
Total short-term and long-term investments	$1,011	$1	$1,012

Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at December 31, 2025 and December 31, 2024.
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
The Company had 1,625 million and 1,383 million shares of Class A common stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively. The Company had 318 million and 350 million shares of Class B common stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively.
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
During the three months ended December 31, 2025, the Company offered and sold approximately 4 million shares of Class A common stock through the ATM Program at an average price of $4.42 per share, for net proceeds of $15 million after transaction costs.
During the twelve months ended December 31, 2025, the Company offered and sold approximately 151 million shares of Class A common stock through the ATM Program at an average price of $5.96 per share, for net proceeds of $874 million after transaction costs.
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

The Plan includes an annual increase in class A common shares available for issuance on the first day of each fiscal year beginning in fiscal 2022 and ending in fiscal 2031 equal to the lesser of (i) 121 million, (ii) 5% of total shares outstanding on the last day of the preceding fiscal year, and (iii) a lesser number of shares determined by the Plans’ administrator. Any stock options, RSUs or other awards from the 2017 Plan, the Blackmore Plan, or the OURS Plan that, on or after the Closing Date, expire or otherwise terminate without having been exercised or issued in full are added to the Plan up to a maximum of 121 million shares. As of December 31, 2025, there were 262 million shares available for grant under the Plan.
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
RSUs granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2025	2024	2023
RSUs granted (in millions)	67	41	63
Weighted average grant date fair value	$6.98	$2.56	$1.74
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2024	76	$2.67
Granted	67	6.98
Vested	(51)	4.20
Forfeited	(12)	3.96
Unvested at December 31, 2025	80	$5.12
The unrecognized stock-based compensation related to unvested RSUs was $380 million at December 31, 2025 and will be recognized over a weighted average period of 2.6 years. The fair value of RSUs as of their respective vesting dates was $325 million, $187 million and $118 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.
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
Stock options granted under the Plan and the 2017 Plan were as follows:

	Twelve Months Ended December 31,
	2025	2024	2023
Stock options granted (in millions)	2	41	62
Weighted average grant date fair value	$6.48	$1.41	$0.97
Weighted average grant date fair value assumptions:
Expected term	6.2 years	6.0 years	5.8 years
Risk-free interest rates	4.3%	4.1%	4.3%
Expected volatility	88.8%	53.1%	55.0%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	117	$2.07
Granted	2	8.47
Exercised (a)	(21)	1.96
Forfeited	(7)	2.34
Outstanding at December 31, 2025	91	$2.21	6.7	$164
Exercisable at December 31, 2025	62	$1.95	6.0	$123
(a) The amount of cash received from exercised stock options was $42 million for the twelve months ended December 31, 2025
The unrecognized stock-based compensation related to unvested stock options was $44 million as of December 31, 2025 and will be recognized over a weighted average period of 1.9 years. The intrinsic value of stock options exercised was $97 million, $62 million and $20 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no material stock-based compensation has been capitalized as of December 31, 2025.
Total stock-based compensation expense by function was as follows (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
Research and development	$153	$122	$139
Selling, general, and administrative	35	22	21
Total	$188	$144	$160
Note 7. Derivative Liabilities
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
Earnout Share Liabilities
In connection with the Merger, the Sponsor was issued earnout shares which were recorded as derivative liabilities due to lock-up and price-based vesting conditions as follows:
•2 million shares vest when it has been at least 2 years since the Merger and the volume weighted average price (“VWAP”) of the Company’s class A common stock equals or exceeds $15.00 for 20 trading days of any consecutive 30 trading day period;
•2 million shares vest when it has been at least 3 years since the Merger and the VWAP equals or exceeds $17.50 for 20 trading days of any consecutive 30 trading day period; and,
•2 million shares vest when it has been at least 4 years since the Merger and the VWAP equals or exceeds $20.00 for 20 trading days of any consecutive 30 trading day period.
No earnout shares subject to lock-up and price-based vesting have vested as of December 31, 2025. Earnout shares that remain unvested at November 3, 2031 are subject to forfeiture.
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	December 31, 2025	December 31, 2024
Public warrants	Level 1	$2	$13
Private placement warrants	Level 2	2	9
Common stock warrants (a)		4	22
Earnout share liabilities (b)	Level 3	15	26
Total derivative liabilities		$19	$48
(a) Included in other current liabilities as of December 31, 2025 and derivative liabilities, long term as of December 31, 2024 on the consolidated balance sheets
(b) Included in derivative liabilities, long term on the consolidated balance sheets
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of December 31, 2025 and December 31, 2024. Private placement warrants outstanding were 9 million as of December 31, 2025 and December 31, 2024.

The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on our historical equity volatility as well as the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of December 31, 2025 and December 31, 2024.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	December 31, 2025	December 31, 2024
Risk-free interest rates	3.8%	4.5%
Expected term (in years)	5.8	6.8
Expected volatility	81.0%	64.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
Common stock warrants	$18	$(12)	$(7)
Earnout share liabilities	11	(12)	(13)
Change in fair value of derivative liabilities	$29	$(24)	$(20)
Note 8. Leases
The Company leases certain office facilities and warehouses under non-cancelable operating lease agreements that expire through 2035.
Rent expense under operating leases was $28 million, $28 million, and $27 million in the twelve months ended December 31, 2025, 2024 and 2023, respectively. Operating lease right-of-use assets obtained in exchange for lease liabilities were $3 million, $16 million, and $6 million in the twelve months ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 5.5 years and a weighted average discount rate of 7.5%.
As of December 31, 2025, future maturities of lease liabilities were as follows (in millions):

Operating leases
Year ending December 31,
2026	$24
2027	21
2028	19
2029	19
2030	12
Thereafter	19
Total lease payments	114
Less: imputed interest	(30)
Total operating lease liabilities	$84

Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	December 31, 2025	December 31, 2024
Land	$14	$14
Buildings and leasehold improvements	79	97
Equipment	35	26
Vehicles	42	28
Other	17	16
	187	181
Less accumulated depreciation and amortization	(84)	(77)
Total property and equipment, net	$103	$104
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	December 31, 2025	December 31, 2024
Accrued compensation	$62	$61
Other accrued expenses	38	28
Total other current liabilities	$100	$89
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
RSUs	80	76	100
Stock options	91	117	105
Public warrants	12	12	12
Private placement warrants	9	9	9
Earnout shares liability	5	5	5
Total	197	219	231

Note 11. Income Taxes
There is no current or deferred income tax expense or benefit for the years ended December 31, 2025, 2024, and 2023. Income taxes paid were not significant for the years ended December 31, 2025, 2024, and 2023.
The reconciliations of the effective tax rate from the federal statutory rate were as follows:

	Twelve Months Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S federal statutory tax rate	$(171)	21.0%	$(157)	21.0%	$(167)	21.0%
Federal research and development credits	(74)	9.1	(57)	7.6	(42)	5.3
Nontaxable or nondeductible items
Stock-based compensation	(30)	3.7	(15)	2.0	14	(1.8)
Other	7	(0.9)	6	(0.8)	6	(0.8)
Change in unrecognized tax benefits	15	(1.8)	11	(1.5)	8	(1.0)
Change in federal valuation allowance	253	(31.1)	212	(28.3)	181	(22.7)
Effective tax rate	$—	—%	$—	—%	$—	—%
The components of deferred tax assets and liabilities were as follows (in millions):

	As of
	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$724	$592
Tax credits	249	178
Stock-based compensation	6	5
Capitalized R&D	386	312
Lease liability	18	26
Other	24	21
Deferred tax assets, gross	1,407	1,134
Valuation allowance	(1,297)	(1,037)
Deferred tax assets, net of valuation allowance	110	97
Deferred tax liabilities:
Depreciation and amortization	(87)	(67)
Right of use asset	(18)	(25)
Other	(9)	(9)
Deferred tax liabilities	(114)	(101)
Deferred tax liabilities, net	$(4)	$(4)
As of December 31, 2025, federal and state net operating losses were $2,688 million and $3,142 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire starting in 2036 and 2029, respectively. Federal and similar state provisions limit the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Certain acquired net operating losses and tax credits are subject to limitations.
As of December 31, 2025, federal research and development credits were $248 million, which will begin to expire in 2037 and state research and development credits were $63 million, which will begin to expire in 2032.
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

The components of changes in the valuation allowance were as follows (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
Valuation allowance at beginning of period	$1,037	$726	$542
Change in deferred tax asset positions	260	311	184
Valuation allowance at end of period	$1,297	$1,037	$726
The components of changes in unrecognized tax benefits were as follows (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of period	$45	$31	$21
Increases related to tax positions taken during a prior year	2	2	1
Increases related to tax positions taken during the current year	15	12	9
Unrecognized tax benefits at end of period	$62	$45	$31
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued for interest and penalties were not significant during the twelve months ended December 31, 2025, 2024 and 2023.
The Company files U.S. federal and state income tax returns. The Company is not currently under examination by income tax authorities in any jurisdiction. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits.
Note 12. Commitments and Contingencies
Purchase Commitments
The Company has non-cancelable future minimum payments as of December 31, 2025 of (in millions):

Purchase obligation
Year ending December 31,
2026	$79
2027	13
2028	—
2029	—
2030	—
Thereafter	—
Total	$92
Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the twelve months ended December 31, 2025, 2024, and 2023.
Note 13. Segment
The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO) who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the continued development of the Aurora Driver, an advanced and scalable suite of self-driving hardware, software and data services designed as a platform to adapt and interoperate amongst vehicle types and applications.

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
The components of segment profit or loss were as follows (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
Revenue	$3	$—	$—
Less:
Cost of revenue	17	—	—
Personnel expenses	443	423	428
Other operating expenses	256	219	247
Other segment items (a)	103	106	121
Net loss	$(816)	$(748)	$(796)
(a) Other segment items include stock-based compensation expense, change in fair value of derivative liabilities, and other income (expense), net

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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On November 26, 2025, Chris Urmson, Chief Executive Officer of the Company, terminated a Rule 10b5-1 trading plan adopted on March 11, 2025 (the "Terminated Plan"). No sales have been triggered under the Terminated Plan as of the termination date. On December 11, 2025, Mr. Urmson adopted a new Rule 10b5-1 trading plan providing for the sale from time to time of an aggregate of up to 5.0 million shares of our Class A common stock, i.e., the number of shares of Class A common stock that was not sold pursuant to the Terminated Plan. The new trading arrangement is intended to be a continuation of the Terminated Plan, with the first trade under the new plan to occur as early as May 26, 2026 and to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the new trading arrangement is until May 26, 2027, or earlier if all transactions under the trading arrangement are completed. Immediately prior to entering into this plan, Mr. Urmson was the beneficial owner of a total of 146,587,491 derivative and non-derivative securities (the "Original Holdings"), consisting of 140,831,739 shares of Class B common stock and 5,755,752 shares of Class A common stock. In the event that the maximum number of shares covered by the trading plan are sold, he will continue to beneficially own approximately 97% of the Original Holdings.

On December 31, 2025, Shelley Webb, our Chief Legal Officer, entered into a Rule 10b5-1 trading plan that provides for the sale of up to approximately 34% of the net shares vested during the five vesting events between November 2025 and November 2026 pursuant to Ms. Webb's outstanding equity award. The plan will terminate on December 31, 2026, subject to early termination for certain specified events set forth in the plan.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided in the definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) no later than 120 days after December 31, 2025. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2025. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2025. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2025. The information set forth in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be provided in the Proxy Statement no later than 120 days after December 31, 2025. The information set forth in the Proxy Statement is incorporated herein by reference.

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
(3)Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.1†	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Reinvent Technology Partners Y, RTPY Merger Sub Inc., and Aurora Innovation, Inc.	8-K	001-40216	2.1	July 15, 2021
2.2†	Plan of Domestication, dated as of September 28, 2021	S-4/A	333-257912	2.2	September 29, 2021
2.3†	Stock Purchase and Agreement and Plan of Merger, dated as of January 19, 2021, by and between Aurora Innovation, Inc., Avian U Merger Holdco Corp., Avian U Merger Sub Corp., Avian U Merger Sub LLC, Blocker U Merger Sub LLC, SVF Yellow (USA) Corporation, Apparate USA LLC and Uber Technologies, Inc.	S-4/A	333-257912	2.3	September 29, 2021
3.1	Certificate of Incorporation of the Company, as amended	10-Q	001-40216	3.1	July 31, 2024
3.2	Amended and Restated Bylaws of the Company	8-K	001-40216	3.1	November 3, 2023
4.1	Specimen Class A Common Stock Certificate	8-K	001-40216	4.1	November 4, 2021
4.2	Specimen Warrant Certificate (included in Exhibit 4.3)	8-K	001-40216	4.1	March 18, 2021
4.3	Warrant Agreement, dated as of March 15, 2021, by and between Reinvent Technology Partners Y and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-40216	4.1	March 18, 2021
4.4	Amendment of Warrant Agreement, dated as of February 28, 2022, by and among Aurora Innovation, Inc., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company	10-K	001-40216	4.4	March 11, 2022
4.5	Description of Capital Stock					X
10.1	Sponsor Support Agreement, dated as of July 14, 2021, by and among the Sponsor Holdco, the Sponsor Parties, the Sponsor Independent Directors, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.2	July 15, 2021

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.2	Sponsor Agreement, dated as of July 14, 2021, between Sponsor, Reinvent Technology Partners Y, and Aurora Innovation, Inc.	8‑K	001-40216	10.3	July 15, 2021
10.3	Form of Company Holders Support Agreement (Voting and Support Agreement)	8‑K	001-40216	10.4	July 15, 2021
10.4	Form of PIPE Subscription Agreement (Subscription Agreement)	8‑K	001-40216	10.1	July 15, 2021
10.5	Amended and Restated Registration Rights Agreement, dated as of November 3, 2021, by and among Aurora Innovation, Inc. and the other parties thereto	8‑K	001-40216	10.4	November 4, 2021
10.6	Letter Agreement, dated as of March 15, 2021, by and among Reinvent Technology Partners Y, Reinvent Sponsor Y LLC and the other parties thereto	8-K	001-40216	10.1	March 18, 2021
10.7#	Employee Incentive Compensation Plan	S‑4/A	333-257912	10.22	September 29, 2021
10.8#	OURS Technology, Inc. 2017 Stock Incentive Plan	S‑4/A	333-257912	10.23	September 29, 2021
10.9#	Aurora Innovation, Inc. 2021 Equity Incentive Plan, as amended and restated on May 26, 2023	S-8	333-272272	99.1	May 30, 2023
10.10#	Aurora Innovation, Inc. 2017 Equity Incentive Plan	S-4/A	333-257912	10.21	September 29, 2021
10.11#	Blackmore Sensors & Analytics, Inc. 2016 Equity Incentive Plan	S-4/A	333-257912	10.24	September 29, 2021
10.12#	Aurora Innovation, Inc. form of Indemnification Agreement	S-4/A	333-257912	10.19	September 29, 2021
10.13#	Outside Director Compensation Policy, as amended on July 14, 2025	10-Q	001-40216	10.1	July 30, 2025
10.14#	Confirmatory Employment Letter between the Registrant and Chris Urmson, dated March 15, 2022	8-K	001-40216	10.1	March 17, 2022
10.15#	Confirmatory Employment Letter between the Registrant and Nolan Shenai, dated December 13, 2022	10-K	001-40216	10.18	February 21, 2023
10.16#	Employment Letter between the Registrant and Ossa F. Fisher, dated December 29, 2022	8-K	001-40216	10.1	January 30, 2023
10.17#	Form of Stock Option Agreement under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.18#	Form of Restricted Stock Unit Agreement under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	8-K	001-40216	10.12	November 4, 2021
10.19#	Employment Letter between the Registrant and David Maday, dated June 5, 2023	10-Q	001-40216	10.2	August 3, 2023
10.20#	Amendment to Stock Option Agreement entered into between Aurora Innovation, Inc. and David Maday	8-K	001-40216	10.1	June 15, 2023
10.21#	Aurora Innovation, Inc. Change in Control and Severance Policy	8-K	001-40216	10.1	August 18, 2023
10.22#	Form of Addendum to Stock Option Agreement for Executive Officers under the Aurora Innovation, Inc. 2021 Equity Incentive Plan	10-K	001-40216	10.31	February 15, 2024
10.23#	Employment Letter between the Registrant and Shelley Webb, dated January 30, 2025	10-K	001-40216	10.30	February 14, 2025

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
10.24†	Amended and Restated Strategic Partnership Agreement, dated September 27, 2023, by and among the Registrant and Aurora Operations, Inc., and Continental Automotive Technologies GmbH and Continental Autonomous Mobility Germany GmbH	10-Q	001-40216	10.2	November 2, 2023
10.25	Form of Common Stock Purchase Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers	8-K	001-40216	10.1	July 19, 2023
10.26	Form of Registration Rights Agreement, dated July 18, 2023, by and among the Registrant and the Purchasers	8-K	001-40216	10.2	July 19, 2023
10.27	Sales Agreement, dated as of February 14, 2025, by and among Aurora Innovation, Inc., Cantor Fitzgerald & Co., TD Securities (USA) LLC and Allen & Company LLC	10-K	001-40216	10.31	February 14, 2025
10.28†
Amendment No. 3 to the Amended and Restated Strategic Partnership Agreement, dated August 30, 2023, by and among the Registrant and Aurora Operations, Inc., and AUMOVIO Germany GmbH and AUMOVIO Autonomous Mobility Germany GmbH
X
19.1	Aurora Innovation, Inc. Insider Trading Policy as amended on May 1, 2025					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers)					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1*	Section 1350 Certification of Principal Executive Officer					X
32.2*	Section 1350 Certification of Principal Financial Officer					X
97.1	Compensation Recovery Policy	10-K	001-40216	97.1	February 15, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date:	February 11, 2026	Aurora Innovation, Inc.

		By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Chris Urmson	Chairman and Chief Executive Officer	February 11, 2026
Chris Urmson	(Principal Executive Officer)

/s/ David Maday	Chief Financial Officer	February 11, 2026
David Maday	(Principal Financial and Accounting Officer)

/s/ John Donahoe	Director	February 11, 2026
John Donahoe

/s/ Brittany Bagley	Director	February 11, 2026
Brittany Bagley

/s/ Gloria Boyland	Director	February 11, 2026
Gloria Boyland

/s/ Reid Hoffman	Director	February 11, 2026
Reid Hoffman

/s/ Claire D'Oyly-Hughes Johnson	Director	February 11, 2026
Claire D'Oyly-Hughes Johnson

/s/ Shailen Bhatt	Director	February 11, 2026
Shailen Bhatt

/s/ Michelangelo Volpi	Director	February 11, 2026
Michelangelo Volpi