Form 10-Q
period 2026-03-31
Aurora Innovation, Inc.
filed 2026-05-06
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,653,863,906 shares of Class A common stock and 307,339,183 shares of Class B common stock as of April 29, 2026.

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
•our ability to successfully collaborate with business partners, including our ability to secure supply and/or upfit vehicles for deployment;
•our business partners' ability to source materials for, manufacture and upfit vehicles for deployment of the Aurora Driver at scale;
•the anticipated benefits from our relationships with our partners and customers;
•our ability to obtain, maintain, protect and enforce our intellectual property;
•economic and industry trends or trend analysis;
•the benefits of the use of artificial intelligence in Aurora’s services or products;
•the impact of infectious diseases, health epidemics and pandemics, natural disasters, wars and armed conflicts, acts of terrorism or responses to these events; and
•other factors detailed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and this Quarterly Report.
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$273	$221
Short-term investments	952	1,055
Other current assets	47	41
Total current assets	1,272	1,317
Property and equipment, net	115	103
Operating lease right-of-use assets	80	85
Acquisition related intangible assets, net	617	617
Long-term investments	52	183
Other assets	49	38
Total assets	$2,185	$2,343
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$12	$11
Other current liabilities	122	100
Total current liabilities	134	111
Operating lease liabilities, long-term	67	73
Derivative liabilities, long-term	16	15
Other liabilities	4	4
Total liabilities	221	203
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,956 and 1,943 shares issued and outstanding, respectively	—	—
Additional paid-in capital	7,361	7,312
Accumulated other comprehensive income	—	2
Accumulated deficit	(5,397)	(5,174)
Total stockholders’ equity	1,964	2,140
Total liabilities and stockholders’ equity	$2,185	$2,343
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$1	$—

Cost of revenue	6	—
Research and development	195	182
Selling, general and administrative	44	29
Loss from operations	(244)	(211)
Other income (expense):
Change in fair value of derivative liabilities	(1)	(9)
Other income, net	22	12
Loss before income taxes	(223)	(208)
Income tax expense	—	—
Net loss	$(223)	$(208)

Basic and diluted net loss per share	$(0.11)	$(0.12)
Basic and diluted weighted-average shares outstanding	1,948	1,744
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(223)	$(208)
Other comprehensive loss:
Unrealized loss on investments	(2)	(1)
Other comprehensive loss	(2)	(1)
Comprehensive loss	$(225)	$(209)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2024	1,733	$—	$6,232	$1	$(4,358)	$1,875
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	19	—	17	—	—	17
Issuance of common stock in at-the-market offering, net of issuance costs	10	—	68	—	—	68
Stock-based compensation	—	—	34	—	—	34
Comprehensive loss	—	—	—	(1)	(208)	(209)
Balance as of March 31, 2025	1,762	$—	$6,351	$—	$(4,566)	$1,785

Balance as of December 31, 2025	1,943	$—	$7,312	$2	$(5,174)	$2,140
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	10	—	(11)	—	—	(11)
Issuance of common stock in at-the-market offering, net of issuance costs	3	—	14	—	—	14
Stock-based compensation	—	—	46	—	—	46
Comprehensive loss	—	—	—	(2)	(223)	(225)
Balance as of March 31, 2026	1,956	$—	$7,361	$—	$(5,397)	$1,964
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(223)	$(208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	6
Reduction in the carrying amount of right-of-use assets	7	7
Stock-based compensation	46	34
Change in fair value of derivative liabilities	1	9
Accretion of discount on investments	(1)	(5)
Other operating activities	(9)	—
Changes in operating assets and liabilities:
Other current and non-current assets	(2)	(1)
Operating lease liabilities	(7)	(7)
Other current and non-current liabilities	23	23
Net cash used in operating activities	(159)	(142)
Cash flows from investing activities
Purchases of property and equipment	(25)	(8)
Purchases of investments	(94)	(288)
Maturities and sales of investments	328	315
Net cash provided by investing activities	209	19
Cash flows from financing activities
Proceeds from issuance of common stock	21	85
Payments for taxes on net settlement of equity incentive awards	(17)	(1)
Other financing activities	—	(2)
Net cash provided by financing activities	4	82
Net increase (decrease) in cash, cash equivalents, and restricted cash	54	(41)
Cash, cash equivalents, and restricted cash at beginning of the period	235	227
Cash, cash equivalents, and restricted cash at end of the period	$289	$186
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
The information included herein should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not contain all of the footnote disclosures from the annual financial statements.
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
The Company is dependent on its suppliers, some of which are single or limited source suppliers, to design, develop, industrialize and manufacture components or to perform the upfitting, integration, and related services to upfit vehicles with the Aurora Driver and the necessary redundancies for driverless operations, and these suppliers may not produce and deliver necessary and industrialized components or perform the services at prices, volumes and on terms acceptable to the Company. For instance, the Company plans to rely on a single supplier, AUMOVIO (formerly known as Continental), for the production, provision and full lifecycle support of its future generation of the Aurora Driver hardware system which will be integrated with OEM platform vehicles. In instances where the supplier fails to perform its obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products, if at all.

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
Substantially all of the Company’s contracts with its customers are for a single performance obligation of providing self-driving and other transportation services, with the transaction price determined on a per mile rate basis, or a comparable pricing mechanism. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order.
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
Note 4. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$273	$221
Restricted cash, current (a)	2	1
Restricted cash, long-term (b)	14	13
Total cash, cash equivalents and restricted cash	$289	$235
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets

The components of cash, cash equivalents, short-term investments, and long-term investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2026	December 31, 2025
Cash and cash equivalents:
Bank deposits	Level 1	$1	$1
Money market funds	Level 1	272	220
U.S. Treasury securities	Level 2	—	—
Commercial paper	Level 2	—	—
Total cash and cash equivalents		$273	$221
Short-term and long-term investments:
U.S. Treasury securities	Level 2	$620	$766
Commercial paper	Level 2	7	39
Corporate bonds and notes	Level 2	377	433
Total short-term and long-term investments		$1,004	$1,238
Available-for-sale debt securities classified as long-term investments mature after one year and through two years.
The amortized cost, unrealized gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of March 31, 2026
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$620	$—	$620
Commercial paper	7	—	7
Corporate bonds and notes	377	—	377
Total short-term and long-term investments	$1,004	$—	$1,004

	As of December 31, 2025
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$765	$1	$766
Commercial paper	39	—	39
Corporate bonds and notes	433	—	433
Total short-term and long-term investments	$1,237	$1	$1,238
Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at March 31, 2026 and December 31, 2025.
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
The Company had 1,648 million and 1,625 million shares of Class A common stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively. The Company had 308 million and 318 million shares of Class B common stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively.

At-The-Market Offering
On February 14, 2025, the Company entered into a sales agreement with Cantor Fitzgerald & Co., TD Securities (USA) LLC, and Allen & Company LLC (the “Sales Agents”) pursuant to which the Company may offer and sell, from time to time and at its sole discretion, up to an aggregate amount of $500 million of the Company’s Class A common stock through the Sales Agents in an “at-the-market” offering (the “ATM Program”). On July 30, 2025, the Company increased the aggregate dollar amount of the Company’s Class A common stock that it may sell under the ATM Program to $1,421 million, of which $1,000 million remained available to be sold as of the date thereof. As of March 31, 2026, the Company has offered and sold approximately 154 million shares of Class A common stock through the ATM Program at an average price of $5.93 per share, for net proceeds of $888 million after transaction costs.
During the three months ended March 31, 2026, the Company offered and sold approximately 3 million shares of Class A common stock through the ATM Program at an average price of $4.81 per share, for net proceeds of $14 million after transaction costs.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of March 31, 2026, there were 304 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no material stock-based compensation has been capitalized as of March 31, 2026. Stock-based compensation in cost of revenue was not significant in the three months ended March 31, 2026.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Research and development	$36	$29
Selling, general, and administrative	10	5
Total	$46	$34
Restricted Stock Units
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2025	80	$5.12
Granted	63	4.41
Vested	(10)	4.39
Forfeited	(3)	5.21
Unvested at March 31, 2026	130	$4.83

The unrecognized stock-based compensation related to unvested RSUs was $602 million at March 31, 2026 and will be recognized over a weighted average period of 3.2 years. The fair value of RSUs as of their respective vesting dates was $46 million for the three months ended March 31, 2026.
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
Stock options granted under the Plan during the three months ended March 31, 2026 were as follows:

Three Months Ended March 31, 2026
Stock options granted (in millions)	1
Weighted average grant date fair value	$3.18
Weighted average grant date fair value assumptions:
Expected term	6.5 years
Risk-free interest rates	4.1%
Expected volatility	79.1%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	91	$2.21
Granted	1	4.38
Exercised	(4)	1.85
Forfeited	(1)	3.18
Outstanding at March 31, 2026	87	$2.23	6.5	$155
Exercisable at March 31, 2026	62	$1.98	5.9	$121
The unrecognized stock-based compensation related to unvested stock options was $40 million as of March 31, 2026 and will be recognized over a weighted average period of 1.8 years. The intrinsic value of stock options exercised was $9 million for the three months ended March 31, 2026.

Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	March 31, 2026	December 31, 2025
Public warrants	Level 1	$2	$2
Private placement warrants	Level 2	2	2
Common stock warrants (a)		4	4
Earnout share liabilities (b)	Level 3	16	15
Total derivative liabilities		$20	$19
(a) Included in other current liabilities on the condensed consolidated balance sheets
(b) Included in derivative liabilities, long term on the condensed consolidated balance sheets
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of March 31, 2026 and December 31, 2025. Private placement warrants outstanding were 9 million as of March 31, 2026 and December 31, 2025.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on our historical equity volatility over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of March 31, 2026 and December 31, 2025.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	March 31, 2026	December 31, 2025
Risk-free interest rates	4.1%	3.8%
Expected term (in years)	5.6	5.8
Expected volatility	81.0%	81.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Common stock warrants	$—	$(7)
Earnout share liabilities	(1)	(2)
Change in fair value of derivative liabilities	$(1)	$(9)
Note 8. Leases
The Company leases certain office facilities and warehouses under non-cancelable operating lease agreements that expire through 2035.
Rent expense under operating leases was $7 million in the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company’s operating leases had a weighted average remaining lease term of 5.3 years and a weighted average discount rate of 7.5%.

Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	March 31, 2026	December 31, 2025
Land	$14	$14
Buildings and leasehold improvements	79	79
Equipment	36	35
Vehicles	59	42
Other	16	17
	204	187
Less accumulated depreciation and amortization	(89)	(84)
Total property and equipment, net	$115	$103
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	March 31, 2026	December 31, 2025
Accrued compensation	$85	$62
Other accrued expenses	37	38
Total other current liabilities	$122	$100
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	March 31, 2026	March 31, 2025
RSUs	130	100
Stock options	87	110
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	243	236
Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three months ended March 31, 2026 and 2025.

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
The components of segment profit or loss were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$1	$—
Less:
Cost of revenue	5	—
Personnel expenses	125	115
Other operating expenses	69	62
Other segment items (a)	25	31
Net loss	$(223)	$(208)
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
We envision a two-phase process for ownership and operation of Aurora Driver-powered self-driving vehicles. Early in our commercialization, we intend to own or lease and operate an initial fleet of trucks and will invest in self-driving system hardware, base vehicles, and commercial facilities (such as freight terminals). We will provide transportation services to customers through driverless operations as well as with vehicle operators as needed. This level of control is useful during early commercialization as we define operational processes and playbooks for our partners.
Following this initial phase, we expect that the Aurora Driver will ultimately be commercialized in a Driver as a Service (“DaaS”) business model, in which customers or third parties will acquire, manage, and maintain fleets directly, while subscribing to the Aurora Driver and a suite of related services. In this second phase, we do not intend to own nor operate a large number of vehicles ourselves. We intend to partner with OEMs, Tier 1 automotive suppliers, fleet operators, and other third parties to commercialize and support Aurora Driver-powered vehicles. We expect that these strategic partners will support activities such as vehicle and hardware manufacturing, financing and leasing, service and maintenance, parts replacement, facility ownership and operation, and other commercial and operational services as needed. Throughout commercialization, we expect to earn revenue on a fee per mile basis, or a comparable pricing mechanism. We expect this DaaS model to enable an asset-light and high margin revenue stream for Aurora, while allowing us to scale more rapidly through partnerships.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended March 31,		$ Change	% Change
(in millions, except for percentages)	2026	2025
Revenue	$1	$—	$1	n/m(1)

Cost of revenue	6	—	6	n/m(1)
Research and development	195	182	13	7%
Selling, general and administrative	44	29	15	52%
Loss from operations	(244)	(211)	(33)	16%
Other income (expense):
Change in fair value of derivative liabilities	(1)	(9)	8	(89)%
Other income, net	22	12	10	83%
Loss before income taxes	(223)	(208)	(15)	7%
Income tax expense	—	—	—	n/m(1)
Net loss	$(223)	$(208)	$(15)	7%
(1) Not meaningful.
Revenue was $1 million in the three months ended March 31, 2026 due to the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue was $6 million in the three months ended March 31, 2026 due to the commercial launch of Aurora Driver for Freight in April 2025. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $13 million, or 7%, to $195 million in the three months ended March 31, 2026 from $182 million in the three months ended March 31, 2025, primarily driven by an increase in non-cash stock-based compensation costs, personnel costs, and cloud spend, partially offset by costs now recognized as cost of revenue after commercial launch in April 2025 as well as costs now recognized as selling, general and administrative due to a realignment of resources. Research and development expenses included non-cash stock-based compensation of $36 million and $29 million in the three months ended March 31, 2026 and 2025, respectively.
Selling, general and administrative expenses increased by $15 million, or 52%, to $44 million in the three months ended March 31, 2026 from $29 million in the three months ended March 31, 2025, primarily driven by an increase in personnel costs including costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources, and non-cash stock-based compensation. Selling, general and administrative expenses included non-cash stock-based compensation of $10 million and $5 million in the three months ended March 31, 2026 and 2025, respectively.
The change in fair value of derivative liabilities resulted in expense of $1 million and $9 million in the three months ended March 31, 2026 and 2025, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net increased by $10 million, or 83%, to $22 million in the three months ended March 31, 2026, from $12 million in the three months ended March 31, 2025, primarily due to remeasurement of non-marketable equity securities resulting in unrealized gains during the period.

Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were $273 million of cash and cash equivalents, $952 million of short-term investments, and $52 million of long-term investments, exclusive of restricted cash of $16 million. Investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
We have incurred negative cash flows from operating activities and significant losses from operations in the past. We have only recently started to generate revenue, and we do not expect to generate significant revenue until we reach commercial scale. We expect to continue to incur operating losses and we expect to opportunistically raise additional capital to solidify our balance sheet with an appropriate minimum cash balance to support our longer-term operations.
During the three months ended March 31, 2026, we offered and sold 3 million shares of Class A common stock through the ATM Program, raising $15 million in equity capital and receiving net proceeds of $14 million after transaction costs.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(159)	$(142)
Net cash provided by investing activities	209	19
Net cash provided by financing activities	4	82
Net increase (decrease)	54	(41)
Cash, cash equivalents, and restricted cash at beginning of the period	235	227
Cash, cash equivalents, and restricted cash at end of the period	$289	$186
Cash Flows Used in Operating Activities
Net cash used in operating activities was $159 million for the three months ended March 31, 2026, an increase of $17 million from $142 million for the three months ended March 31, 2025 primarily due to hardware development programs to support our scaling plan.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $209 million for the three months ended March 31, 2026, an increase of $190 million from $19 million for the three months ended March 31, 2025, primarily due to decreased purchases of investments and increased maturities of investments, partially offset by increased payments for fleet builds.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $4 million for the three months ended March 31, 2026, a decrease of $78 million from $82 million for the three months ended March 31, 2025, primarily due to decreased proceeds from the ATM Program and the exercise of stock options as well as increased tax payments in connection with the net settlement of RSUs.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three months ended March 31, 2026 and 2025.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year-ended December 31, 2025. There have been no material changes to our critical accounting estimates since our Annual Report.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our stock. There have been no material changes from the risk factors previously disclosed in our Annual Report.
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

Aurora Innovation, Inc.

Date:	May 6, 2026	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)