Form 10-Q
period 2026-06-30
Aurora Innovation, Inc.
filed 2026-07-29
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,708,146,085 shares of Class A common stock and 296,009,183 shares of Class B common stock as of July 22, 2026.

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
•our business partners’ ability to source materials for, manufacture and upfit vehicles for deployment of the Aurora Driver at scale;
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

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$136	$221
Short-term investments	1,081	1,055
Other current assets	35	41
Total current assets	1,252	1,317
Property and equipment, net	164	103
Operating lease right-of-use assets	84	85
Acquisition related intangible assets, net	617	617
Long-term investments	—	183
Other assets	50	38
Total assets	$2,167	$2,343
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$12	$11
Other current liabilities	98	100
Total current liabilities	110	111
Operating lease liabilities, long-term	70	73
Derivative liabilities, long-term	30	15
Other liabilities	4	4
Total liabilities	214	203
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 1,998 and 1,943 shares issued and outstanding, respectively	—	—
Additional paid-in capital	7,621	7,312
Accumulated other comprehensive (loss) income	(1)	2
Accumulated deficit	(5,667)	(5,174)
Total stockholders’ equity	1,953	2,140
Total liabilities and stockholders’ equity	$2,167	$2,343
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2	$1	$3	$1

Cost of revenue	7	5	13	5
Research and development	211	190	406	372
Selling, general and administrative	50	36	94	65
Loss from operations	(266)	(230)	(510)	(441)
Other income (expense):
Change in fair value of derivative liabilities	(16)	16	(17)	7
Other income, net	12	13	34	25
Loss before income taxes	(270)	(201)	(493)	(409)
Income tax expense	—	—	—	—
Net loss	$(270)	$(201)	$(493)	$(409)

Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.25)	$(0.23)
Basic and diluted weighted-average shares outstanding	1,976	1,785	1,962	1,764
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(270)	$(201)	$(493)	$(409)
Other comprehensive loss:
Unrealized loss on investments	(1)	—	(3)	(1)
Other comprehensive loss	(1)	—	(3)	(1)
Comprehensive loss	$(271)	$(201)	$(496)	$(410)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2025	1,762	$—	$6,351	$—	$(4,566)	$1,785
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	18	—	21	—	—	21
Issuance of common stock in at-the-market offering, net of issuance costs	57	—	331	—	—	331
Stock-based compensation	—	—	55	—	—	55
Comprehensive loss	—	—	—	—	(201)	(201)
Balance as of June 30, 2025	1,837	$—	$6,758	$—	$(4,767)	$1,991

Balance as of March 31, 2026	1,956	$—	$7,361	$—	$(5,397)	$1,964
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	12	—	(15)	—	—	(15)
Issuance of common stock in at-the-market offering, net of issuance costs	30	—	215	—	—	215
Stock-based compensation	—	—	60	—	—	60
Comprehensive loss	—	—	—	(1)	(270)	(271)
Balance as of June 30, 2026	1,998	$—	$7,621	$(1)	$(5,667)	$1,953
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2024	1,733	$—	$6,232	$1	$(4,358)	$1,875
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	37	—	38	—	—	38
Issuance of common stock in at-the-market offering, net of issuance costs	67	—	399	—	—	399
Stock-based compensation	—	—	89	—	—	89
Comprehensive loss	—	—	—	(1)	(409)	(410)
Balance as of June 30, 2025	1,837	$—	$6,758	$—	$(4,767)	$1,991

Balance as of December 31, 2025	1,943	$—	$7,312	$2	$(5,174)	$2,140
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	22	—	(26)	—	—	(26)
Issuance of common stock in at-the-market offering, net of issuance costs	33	—	229	—	—	229
Stock-based compensation	—	—	106	—	—	106
Comprehensive loss	—	—	—	(3)	(493)	(496)
Balance as of June 30, 2026	1,998	$—	$7,621	$(1)	$(5,667)	$1,953
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(493)	$(409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	11
Reduction in the carrying amount of right-of-use assets	13	14
Stock-based compensation	106	89
Change in fair value of derivative liabilities	17	(7)
Accretion of discount on investments	(1)	(8)
Other operating activities	(9)	—
Changes in operating assets and liabilities:
Other current and non-current assets	(2)	—
Operating lease liabilities	(13)	(14)
Other current and non-current liabilities	(14)	38
Net cash used in operating activities	(384)	(286)
Cash flows from investing activities
Purchases of property and equipment	(56)	(15)
Purchases of investments	(474)	(734)
Maturities and sales of investments	630	650
Net cash provided by (used in) investing activities	100	(99)
Cash flows from financing activities
Proceeds from issuance of common stock	247	427
Payments for taxes on net settlement of equity incentive awards	(44)	(45)
Other financing activities	—	(2)
Net cash provided by financing activities	203	380
Net decrease in cash, cash equivalents, and restricted cash	(81)	(5)
Cash, cash equivalents, and restricted cash at beginning of the period	235	227
Cash, cash equivalents, and restricted cash at end of the period	$154	$222
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
Note 4. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$136	$221
Restricted cash, current (a)	4	1
Restricted cash, long-term (b)	14	13
Total cash, cash equivalents and restricted cash	$154	$235
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets

The components of cash, cash equivalents, and investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2026	December 31, 2025
Cash and cash equivalents:
Bank deposits	Level 1	$2	$1
Money market funds	Level 1	121	220
Corporate bonds and notes	Level 2	13	—
Total cash and cash equivalents		$136	$221
Investments:
U.S. Treasury securities	Level 2	$641	$766
Commercial paper	Level 2	—	39
Corporate bonds and notes	Level 2	440	433
Total investments		$1,081	$1,238
The amortized cost, unrealized (losses)/gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of June 30, 2026
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$642	$(1)	$641
Commercial paper	—	—	—
Corporate bonds and notes	440	—	440
Total investments	$1,082	$(1)	$1,081

	As of December 31, 2025
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$765	$1	$766
Commercial paper	39	—	39
Corporate bonds and notes	433	—	433
Total investments	$1,237	$1	$1,238
Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at June 30, 2026 and December 31, 2025.
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
The Company had 1,702 million and 1,625 million shares of Class A common stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively. The Company had 296 million and 318 million shares of Class B common stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively.

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
During the three months ended June 30, 2026, the Company offered and sold approximately 30 million shares of Class A common stock through the ATM Program at an average price of $7.50 per share, for net proceeds of $215 million after transaction costs.
During the six months ended June 30, 2026, the Company offered and sold approximately 33 million shares of Class A common stock through the ATM Program at an average price of $7.24 per share, for net proceeds of $229 million after transaction costs.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of June 30, 2026, there were 309 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no material stock-based compensation has been capitalized as of June 30, 2026. Stock-based compensation in cost of revenue was not significant in the three and six months ended June 30, 2026.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$47	$44	$83	$73
Selling, general, and administrative	13	11	23	16
Total	$60	$55	$106	$89
Restricted Stock Units
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2025	80	$5.12
Granted	67	4.53
Vested	(21)	4.40
Forfeited	(8)	4.94
Unvested at June 30, 2026	118	$4.92

The unrecognized stock-based compensation related to unvested RSUs was $552 million at June 30, 2026 and will be recognized over a weighted average period of 3.0 years. The fair value of RSUs as of their respective vesting dates was $127 million for the six months ended June 30, 2026.
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
Stock options granted under the Plan during the six months ended June 30, 2026 were as follows:

Six Months Ended June 30, 2026
Stock options granted (in millions)	1
Weighted average grant date fair value	$3.18
Weighted average grant date fair value assumptions:
Expected term	6.5 years
Risk-free interest rates	4.1%
Expected volatility	79.1%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	91	$2.21
Granted	1	4.38
Exercised	(10)	1.89
Forfeited	(2)	2.95
Outstanding at June 30, 2026	80	$2.25	6.2	$355
Exercisable at June 30, 2026	60	$2.00	5.7	$278
The unrecognized stock-based compensation related to unvested stock options was $33 million as of June 30, 2026 and will be recognized over a weighted average period of 1.5 years. The intrinsic value of stock options exercised was $37 million for the six months ended June 30, 2026.

Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	June 30, 2026	December 31, 2025
Public warrants	Level 1	$3	$2
Private placement warrants	Level 2	3	2
Common stock warrants (a)		6	4
Earnout share liabilities (b)	Level 3	30	15
Total derivative liabilities		$36	$19
(a) Included in other current liabilities on the condensed consolidated balance sheets
(b) Included in derivative liabilities, long term on the condensed consolidated balance sheets
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of June 30, 2026 and December 31, 2025. Private placement warrants outstanding were 9 million as of June 30, 2026 and December 31, 2025. The public and private placement warrants that remain unexercised will expire on November 3, 2026.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on our historical equity volatility over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of June 30, 2026 and December 31, 2025.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	June 30, 2026	December 31, 2025
Risk-free interest rates	4.2%	3.8%
Expected term (in years)	5.3	5.8
Expected volatility	81.0%	81.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock warrants	$(2)	$11	$(2)	$4
Earnout share liabilities	(14)	5	(15)	3
Change in fair value of derivative liabilities	$(16)	$16	$(17)	$7
Note 8. Leases
The Company leases certain office facilities and warehouses under non-cancelable operating lease agreements that expire through 2035.
Rent expense under operating leases was $6 million and $7 million in the three months ended June 30, 2026 and 2025, respectively, and $13 million and $14 million in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 7.9%.

Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	June 30, 2026	December 31, 2025
Land	$14	$14
Buildings and leasehold improvements	82	79
Equipment	36	35
Vehicles	106	42
Other	16	17
	254	187
Less accumulated depreciation and amortization	(90)	(84)
Total property and equipment, net	$164	$103
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	June 30, 2026	December 31, 2025
Accrued compensation	$41	$62
Other accrued expenses	57	38
Total other current liabilities	$98	$100
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	June 30, 2026	June 30, 2025
RSUs	118	91
Stock options	81	102
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	225	219
Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and six months ended June 30, 2026 and 2025.

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
The components of segment profit or loss were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2	$1	$3	$1
Less:
Cost of revenue	7	5	12	5
Personnel expenses	122	112	247	227
Other operating expenses	79	59	148	121
Other segment items (a)	64	26	89	57
Net loss	$(270)	$(201)	$(493)	$(409)
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended June 30,		$ Change	% Change
(in millions, except for percentages)	2026	2025
Revenue	$2	$1	$1	100%

Cost of revenue	7	5	2	40%
Research and development	211	190	21	11%
Selling, general and administrative	50	36	14	39%
Loss from operations	(266)	(230)	(36)	16%
Other income (expense):
Change in fair value of derivative liabilities	(16)	16	(32)	(200)%
Other income, net	12	13	(1)	(8)%
Loss before income taxes	(270)	(201)	(69)	34%
Income tax expense	—	—	—	n/m(1)
Net loss	$(270)	$(201)	$(69)	34%
(1) Not meaningful.
Revenue increased by $1 million, or 100%, to $2 million in the three months ended June 30, 2026 from $1 million in three months ended June 30, 2025, primarily due to increased utilization, geographical expansion, and higher fuel surcharges.
Cost of revenue increased by $2 million, or 40%, to $7 million in the three months ended June 30, 2026 from $5 million in the three months ended June 30, 2025, primarily due to an increase in terminal, personnel, and fuel expenses due to increased utilization and geographical expansion. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $21 million, or 11%, to $211 million in the three months ended June 30, 2026 from $190 million in the three months ended June 30, 2025, primarily driven by an increase in hardware development costs, cloud computing costs, non-cash stock-based compensation costs, and personnel costs, partially offset by costs now recognized as cost of revenue after commercial launch in April 2025 as well as costs now recognized as selling, general and administrative due to a realignment of resources. Research and development expenses included non-cash stock-based compensation of $47 million and $44 million in the three months ended June 30, 2026 and 2025, respectively.
Selling, general and administrative expenses increased by $14 million, or 39%, to $50 million in the three months ended June 30, 2026 from $36 million in the three months ended June 30, 2025, primarily driven by an increase in personnel costs including costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources, and non-cash stock-based compensation. Selling, general and administrative expenses included non-cash stock-based compensation of $13 million and $11 million in the three months ended June 30, 2026 and 2025, respectively.
The change in fair value of derivative liabilities resulted in expense of $16 million and income of $16 million in the three months ended June 30, 2026 and 2025, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net decreased by $1 million, or 8%, to $12 million in the three months ended June 30, 2026, from $13 million in the three months ended June 30, 2025, primarily due to a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

	Six Months Ended June 30,		$ Change	% Change
(in millions, except for percentages)	2026	2025
Revenue	$3	$1	$2	200%

Cost of revenue	13	5	8	160%
Research and development	406	372	34	9%
Selling, general and administrative	94	65	29	45%
Loss from operations	(510)	(441)	(69)	16%
Other income (expense):
Change in fair value of derivative liabilities	(17)	7	(24)	(343)%
Other income, net	34	25	9	36%
Loss before income taxes	(493)	(409)	(84)	21%
Income tax expense	—	—	—	n/m(1)
Net loss	$(493)	$(409)	$(84)	21%
(1) Not meaningful.
Revenue increased by $2 million, or 200%, to $3 million in the six months ended June 30, 2026 from $1 million in the six months ended June 30, 2025, primarily due to increased utilization, geographical expansion, and higher fuel surcharges, as well as the full six months of commercial operations in the current period, compared to a partial period of operations following the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue increased by $8 million, or 160%, to $13 million in the six months ended June 30, 2026 from $5 million in the six months ended June 30, 2025, primarily due to the full six months of commercial operations in the current period compared to a partial period of operations following the commercial launch of Aurora Driver for Freight in April 2025, and an increase in terminal, personnel, and fuel expenses due to increased utilization and geographical expansion. Non-cash stock based compensation in cost of revenue was not significant.
Research and development expenses increased by $34 million, or 9%, to $406 million in the six months ended June 30, 2026 from $372 million in the six months ended June 30, 2025, primarily driven by an increase in non-cash stock-based compensation costs, cloud computing costs, hardware development costs, and personnel costs, partially offset by costs now recognized as cost of revenue after commercial launch in April 2025 as well as costs now recognized as selling, general and administrative due to a realignment of resources. Research and development expenses included non-cash stock-based compensation of $83 million and $73 million in the six months ended June 30, 2026 and 2025, respectively.
Selling, general and administrative expenses increased by $29 million, or 45%, to $94 million in the six months ended June 30, 2026 from $65 million in the six months ended June 30, 2025, primarily driven by an increase in personnel costs including costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources as well as non-cash stock-based compensation. Selling, general and administrative expenses included non-cash stock-based compensation of $23 million and $16 million in the six months ended June 30, 2026 and 2025, respectively.
The change in fair value of derivative liabilities resulted in expense of $17 million and income of $7 million in the six months ended June 30, 2026 and 2025, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net increased by $9 million, or 36%, to $34 million in the six months ended June 30, 2026, from $25 million in the six months ended June 30, 2025, primarily due to remeasurement of non-marketable equity securities resulting in unrealized gains during the period partially offset by a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were $136 million of cash and cash equivalents and $1,081 million of short-term investments, exclusive of restricted cash of $18 million. Investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
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
During the three months ended June 30, 2026, we offered and sold 30 million shares of Class A common stock through the ATM Program, raising $221 million in equity capital and receiving net proceeds of $215 million after transaction costs.
During the six months ended June 30, 2026, we offered and sold 33 million shares of Class A common stock through the ATM Program, raising $236 million in equity capital and receiving net proceeds of $229 million after transaction costs.
We expect our total liquidity will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report. Management will continue to evaluate the timing and nature of discretionary operating expenses, as necessary.
Worldwide economic and capital market conditions remain uncertain and have been volatile, including inflation volatility in the U.S. and globally. The capital and credit markets may not be available to support future capital-raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and our access to the capital markets could be adversely affected.
Cash Flows
Cash flows for the periods were as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(384)	$(286)
Net cash provided by (used in) investing activities	100	(99)
Net cash provided by financing activities	203	380
Net decrease	(81)	(5)
Cash, cash equivalents, and restricted cash at beginning of the period	235	227
Cash, cash equivalents, and restricted cash at end of the period	$154	$222
Cash Flows Used in Operating Activities
Net cash used in operating activities was $384 million for the six months ended June 30, 2026, an increase of $98 million from $286 million for the six months ended June 30, 2025 primarily due to the settlement of the annual bonus in cash rather than Class A common stock, and hardware development programs to support our scaling plan.
Cash Flows Provided by (Used In) Investing Activities
Net cash provided by investing activities was $100 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $99 million in the six months ended June 30, 2025. The change was primarily due to higher maturities relative to purchases of investments in the six months ended June 30, 2026 compared to higher purchases relative to maturities of investments in the six months ended June 30, 2025, partially offset by increased payments for the purchases of trucks and hardware to support the expansion of our fleet.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $203 million for the six months ended June 30, 2026, a decrease of $177 million from $380 million for the six months ended June 30, 2025, primarily due to decreased proceeds from the ATM Program and the exercise of stock options.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and six months ended June 30, 2026 and 2025.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Aurora Innovation, Inc.

Date:	July 29, 2026	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2026	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)