Form 10-Q
period 2026-09-30
Aurora Innovation, Inc.
filed 2026-10-28
CIK 1828108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 1,730,329,427 shares of Class A common stock and 290,118,430 shares of Class B common stock as of October 21, 2026.

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

Part I - Financial Information
Item 1. Financial Statements
Aurora Innovation, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$141	$221
Short-term investments	893	1,055
Other current assets	31	41
Total current assets	1,065	1,317
Property and equipment, net	189	103
Operating lease right-of-use assets	81	85
Acquisition related intangible assets, net	617	617
Long-term investments	—	183
Other assets	55	38
Total assets	$2,007	$2,343
Liabilities and Stockholders’ Equity
Current liabilities:
Operating lease liabilities, current	$10	$11
Other current liabilities	100	100
Total current liabilities	110	111
Operating lease liabilities, long-term	70	73
Derivative liabilities, long-term	23	15
Other liabilities	8	4
Total liabilities	211	203
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.00001 par value, 51,000 shares authorized, 2,015 and 1,943 shares issued and outstanding, respectively	—	—
Additional paid-in capital	7,698	7,312
Accumulated other comprehensive (loss) income	(1)	2
Accumulated deficit	(5,901)	(5,174)
Total stockholders’ equity	1,796	2,140
Total liabilities and stockholders’ equity	$2,007	$2,343
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3	$1	$6	$2

Cost of revenue	8	6	21	11
Research and development	203	179	609	551
Selling, general and administrative	49	38	143	103
Loss from operations	(257)	(222)	(767)	(663)
Other income (expense):
Change in fair value of derivative liabilities	13	5	(4)	12
Other income, net	10	16	44	41
Loss before income taxes	(234)	(201)	(727)	(610)
Income tax expense	—	—	—	—
Net loss	$(234)	$(201)	$(727)	$(610)

Basic and diluted net loss per share	$(0.12)	$(0.11)	$(0.37)	$(0.34)
Basic and diluted weighted-average shares outstanding	2,004	1,891	1,976	1,807
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(234)	$(201)	$(727)	$(610)
Other comprehensive income (loss):
Unrealized income (loss) on investments	—	1	(3)	—
Other comprehensive income (loss)	—	1	(3)	—
Comprehensive loss	$(234)	$(200)	$(730)	$(610)
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of June 30, 2025	1,837	$—	$6,758	$—	$(4,767)	$1,991
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	13	—	(11)	—	—	(11)
Issuance of common stock in at-the-market offering, net of issuance costs	80	—	460	—	—	460
Stock-based compensation	—	—	51	—	—	51
Comprehensive income (loss)	—	—	—	1	(201)	(200)
Balance as of September 30, 2025	1,930	$—	$7,258	$1	$(4,968)	$2,291

Balance as of June 30, 2026	1,998	$—	$7,621	$(1)	$(5,667)	$1,953
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	11	—	(18)	—	—	(18)
Issuance of common stock in at-the-market offering, net of issuance costs	6	—	41	—	—	41
Stock-based compensation	—	—	54	—	—	54
Comprehensive loss	—	—	—	—	(234)	(234)
Balance as of September 30, 2026	2,015	$—	$7,698	$(1)	$(5,901)	$1,796
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2024	1,733	$—	$6,232	$1	$(4,358)	$1,875
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	50	—	27	—	—	27
Issuance of common stock in at-the-market offering, net of issuance costs	147	—	859	—	—	859
Stock-based compensation	—	—	140	—	—	140
Comprehensive loss	—	—	—	—	(610)	(610)
Balance as of September 30, 2025	1,930	$—	$7,258	$1	$(4,968)	$2,291

Balance as of December 31, 2025	1,943	$—	$7,312	$2	$(5,174)	$2,140
Equity issued under incentive compensation plans, net of shares withheld for employee taxes	33	—	(44)	—	—	(44)
Issuance of common stock in at-the-market offering, net of issuance costs	39	—	270	—	—	270
Stock-based compensation	—	—	160	—	—	160
Comprehensive loss	—	—	—	(3)	(727)	(730)
Balance as of September 30, 2026	2,015	$—	$7,698	$(1)	$(5,901)	$1,796
See accompanying notes to the condensed consolidated financial statements (unaudited)

Aurora Innovation, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(727)	$(610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	17
Reduction in the carrying amount of right-of-use assets	20	21
Stock-based compensation	160	140
Change in fair value of derivative liabilities	4	(12)
Accretion of discount on investments	(1)	(10)
Other operating activities	(9)	—
Changes in operating assets and liabilities:
Other current and non-current assets	(2)	(6)
Operating lease liabilities	(19)	(21)
Other current and non-current liabilities	2	46
Net cash used in operating activities	(554)	(435)
Cash flows from investing activities
Purchases of property and equipment	(92)	(23)
Purchases of investments	(558)	(1,421)
Maturities and sales of investments	900	926
Other investing activities	1	—
Net cash provided by (used in) investing activities	251	(518)
Cash flows from financing activities
Proceeds from issuance of common stock	293	896
Payments for taxes on net settlement of equity incentive awards	(67)	(66)
Other financing activities	—	(2)
Net cash provided by financing activities	226	828
Net decrease in cash, cash equivalents, and restricted cash	(77)	(125)
Cash, cash equivalents, and restricted cash at beginning of the period	235	227
Cash, cash equivalents, and restricted cash at end of the period	$158	$102
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
Note 4. Cash, Cash Equivalents, Restricted Cash and Investments
Cash, cash equivalents and restricted cash were as follows (in millions):

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$141	$221
Restricted cash, current (a)	4	1
Restricted cash, long-term (b)	13	13
Total cash, cash equivalents and restricted cash	$158	$235
(a) Included in other current assets on the condensed consolidated balance sheets
(b) Included in other assets on the condensed consolidated balance sheets

The components of cash, cash equivalents, and investments measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2026	December 31, 2025
Cash and cash equivalents:
Bank deposits	Level 1	$8	$1
Money market funds	Level 1	130	220
U.S. Treasury securities	Level 2	3	—
Total cash and cash equivalents		$141	$221
Investments:
U.S. Treasury securities	Level 2	$518	$766
Commercial paper	Level 2	—	39
Corporate bonds and notes	Level 2	375	433
Total investments		$893	$1,238
The amortized cost, unrealized (losses)/gains, and fair value of available-for-sale debt securities were as follows (in millions):

	As of September 30, 2026
	Amortized cost	Unrealized losses	Fair value
U.S. Treasury securities	$519	$(1)	$518
Commercial paper	—	—	—
Corporate bonds and notes	375	—	375
Total investments	$894	$(1)	$893

	As of December 31, 2025
	Amortized cost	Unrealized gains	Fair value
U.S. Treasury securities	$765	$1	$766
Commercial paper	39	—	39
Corporate bonds and notes	433	—	433
Total investments	$1,237	$1	$1,238
Note 5. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 1,000 million shares of preferred stock with a par value of $0.00001 per share. There were no shares of preferred stock issued and outstanding at September 30, 2026 and December 31, 2025.
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
The Company had 1,725 million and 1,625 million shares of Class A common stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively. The Company had 290 million and 318 million shares of Class B common stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively.

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
During the three months ended September 30, 2026, the Company offered and sold approximately 6 million shares of Class A common stock through the ATM Program at an average price of $6.56 per share, for net proceeds of $41 million after transaction costs.
During the nine months ended September 30, 2026, the Company offered and sold approximately 39 million shares of Class A common stock through the ATM Program at an average price of $7.13 per share, for net proceeds of $270 million after transaction costs.
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
Under the Plan, equity-based compensation in the form of restricted stock units (“RSUs”), restricted stock awards, incentive stock options, non-qualified stock options, stock appreciation rights, and performance units may be granted to employees, officers, directors, consultants, and others. As of September 30, 2026, there were 311 million shares available for grant under the Plan.
Stock-based Compensation Expense
Stock-based compensation is allocated on a departmental basis, based on the classification of the option holder or grant recipient. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements and no material stock-based compensation has been capitalized as of September 30, 2026. Stock-based compensation in cost of revenue was not significant in the three and nine months ended September 30, 2026.
Total stock-based compensation expense by function was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$43	$41	$126	$114
Selling, general, and administrative	11	10	34	26
Total	$54	$51	$160	$140
Restricted Stock Units
RSUs granted under the Plan generally are subject to a time-based vesting requirement. Generally, the time-based vesting requirement is quarterly over one to four years starting on the vesting commencement date, with a one-year cliff vesting for new hire awards.
RSU activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted- average grant date fair value
Unvested at December 31, 2025	80	$5.12
Granted	73	4.71
Vested	(32)	4.40
Forfeited	(12)	4.90
Unvested at September 30, 2026	109	$5.08

The unrecognized stock-based compensation related to unvested RSUs was $524 million at September 30, 2026 and will be recognized over a weighted average period of 2.9 years. The fair value of RSUs as of their respective vesting dates was $195 million for the nine months ended September 30, 2026.
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
Stock options granted under the Plan during the nine months ended September 30, 2026 were as follows:

Nine Months Ended September 30, 2026
Stock options granted (in millions)	1
Weighted average grant date fair value	$3.18
Weighted average grant date fair value assumptions:
Expected term	6.5 years
Risk-free interest rates	4.1%
Expected volatility	79.1%
Stock option activity under the Plan and the 2017 Plan was as follows (in millions, except per share amounts):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	91	$2.21
Granted	1	4.38
Exercised	(12)	1.89
Forfeited	(3)	2.77
Outstanding at September 30, 2026	77	$2.26	6.0	$245
Exercisable at September 30, 2026	60	$2.03	5.6	$204
The unrecognized stock-based compensation related to unvested stock options was $27 million as of September 30, 2026 and will be recognized over a weighted average period of 1.4 years. The intrinsic value of stock options exercised was $51 million for the nine months ended September 30, 2026.

Note 7. Derivative Liabilities
The components of derivative liabilities measured at fair value on a recurring basis were as follows (in millions):

		As of
	Fair value level	September 30, 2026	December 31, 2025
Public warrants	Level 1	$—	$2
Private placement warrants	Level 2	—	2
Common stock warrants (a)		—	4
Earnout share liabilities (b)	Level 3	23	15
Total derivative liabilities		$23	$19
(a) Included in other current liabilities on the condensed consolidated balance sheets
(b) Included in derivative liabilities, long-term on the condensed consolidated balance sheets
The public and private placement warrants are measured at fair value on a recurring basis. The public warrants were valued based on the closing price of the publicly traded instrument. The private placement warrants were valued using observable inputs for similar publicly traded instruments. Public warrants outstanding were 12 million as of September 30, 2026 and December 31, 2025. Private placement warrants outstanding were 9 million as of September 30, 2026 and December 31, 2025. The public and private placement warrants that remain unexercised will expire on November 3, 2026.
The earnout share liabilities are measured at fair value on a recurring basis utilizing a Monte Carlo simulation analysis. The expected volatility is determined based on our historical equity volatility over a period that matches the expected term of the instrument. The risk-free interest rate is based on relevant U.S. treasury rates for a period that matches the expected term of the instrument. Earnout shares outstanding were 5 million as of September 30, 2026 and December 31, 2025.
The valuation inputs utilized in determining the earnout share liability were as follows:

	As of
	September 30, 2026	December 31, 2025
Risk-free interest rates	5.1%	3.8%
Expected term (in years)	5.1	5.8
Expected volatility	81.0%	81.0%
The components of change in fair value of derivative liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock warrants	$6	$6	$4	$10
Earnout share liabilities	7	(1)	(8)	2
Change in fair value of derivative liabilities	$13	$5	$(4)	$12
Note 8. Leases
The Company leases certain office facilities and warehouses under non-cancelable operating lease agreements that expire through 2035.
Rent expense under operating leases was $7 million in the three months ended September 30, 2026 and 2025, and $20 million and $21 million in the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 5.0 years and a weighted average discount rate of 8.0%.

Note 9. Balance Sheet Details
Property and Equipment, Net
The components of property and equipment, net were as follows (in millions):

	As of
	September 30, 2026	December 31, 2025
Land	$14	$14
Buildings and leasehold improvements	89	79
Equipment	38	35
Vehicles	126	42
Other	17	17
	284	187
Less accumulated depreciation and amortization	(95)	(84)
Total property and equipment, net	$189	$103
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	As of
	September 30, 2026	December 31, 2025
Accrued compensation	$58	$62
Other accrued expenses	42	38
Total other current liabilities	$100	$100
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
The following table presents the potential common stock outstanding excluded from the computation of diluted loss per share because including them would have had an antidilutive effect (in millions):

	As of
	September 30, 2026	September 30, 2025
RSUs	109	88
Stock options	77	95
Public warrants	12	12
Private placement warrants	9	9
Earnout shares liability	5	5
Total	212	209
Note 11. Commitments and Contingencies
From time to time the Company may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the need to record a liability for litigation and loss contingencies. Reserve estimates are recorded when and if it is determined that a loss related to certain matters is both probable and reasonably estimable. No material loss contingencies were recorded in the three and nine months ended September 30, 2026 and 2025.

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
The components of segment profit or loss were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3	$1	$6	$2
Less:
Cost of revenue	8	6	20	11
Personnel expenses	119	108	366	335
Other operating expenses	79	58	227	179
Other segment items (a)	31	30	120	87
Net loss	$(234)	$(201)	$(727)	$(610)
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the changes between periods.

	Three Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2026	2025
Revenue	$3	$1	$2	200%

Cost of revenue	8	6	2	33%
Research and development	203	179	24	13%
Selling, general and administrative	49	38	11	29%
Loss from operations	(257)	(222)	(35)	16%
Other income (expense):
Change in fair value of derivative liabilities	13	5	8	160%
Other income, net	10	16	(6)	(38)%
Loss before income taxes	(234)	(201)	(33)	16%
Income tax expense	—	—	—	n/m(1)
Net loss	$(234)	$(201)	$(33)	16%
(1) Not meaningful.
Revenue increased by $2 million, or 200%, to $3 million in the three months ended September 30, 2026 from $1 million in the three months ended September 30, 2025, primarily due to increased utilization, geographical expansion, and higher fuel surcharges.
Cost of revenue increased by $2 million, or 33%, to $8 million in the three months ended September 30, 2026 from $6 million in the three months ended September 30, 2025, primarily due to an increase in personnel and fuel expenses due to increased utilization and geographical expansion. Non-cash stock-based compensation in cost of revenue was not significant.
Research and development expenses increased by $24 million, or 13%, to $203 million in the three months ended September 30, 2026 from $179 million in the three months ended September 30, 2025, primarily driven by an increase in personnel costs, hardware development costs, cloud computing costs, and non-cash stock-based compensation costs, partially offset by costs now recognized as cost of revenue after commercial launch in April 2025 as well as costs now recognized as selling, general and administrative due to a realignment of resources. Research and development expenses included non-cash stock-based compensation of $43 million and $41 million in the three months ended September 30, 2026 and 2025, respectively.
Selling, general and administrative expenses increased by $11 million, or 29%, to $49 million in the three months ended September 30, 2026 from $38 million in the three months ended September 30, 2025, primarily driven by an increase in personnel costs including costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources, and non-cash stock-based compensation. Selling, general and administrative expenses included non-cash stock-based compensation of $11 million and $10 million in the three months ended September 30, 2026 and 2025, respectively.
The change in fair value of derivative liabilities resulted in income of $13 million and $5 million in the three months ended September 30, 2026 and 2025, respectively, primarily due to the change in the market price for the underlying instrument during each period.
Other income, net decreased by $6 million, or 38%, to $10 million in the three months ended September 30, 2026, from $16 million in the three months ended September 30, 2025, primarily due to a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		$ Change	% Change
(in millions, except for percentages)	2026	2025
Revenue	$6	$2	$4	200%

Cost of revenue	21	11	10	91%
Research and development	609	551	58	11%
Selling, general and administrative	143	103	40	39%
Loss from operations	(767)	(663)	(104)	16%
Other income (expense):
Change in fair value of derivative liabilities	(4)	12	(16)	(133)%
Other income, net	44	41	3	7%
Loss before income taxes	(727)	(610)	(117)	19%
Income tax expense	—	—	—	n/m(1)
Net loss	$(727)	$(610)	$(117)	19%
(1) Not meaningful.
Revenue increased by $4 million, or 200%, to $6 million in the nine months ended September 30, 2026 from $2 million in the nine months ended September 30, 2025, primarily due to increased utilization, geographical expansion, and higher fuel surcharges, as well as the full nine months of commercial operations in the current period, compared to a partial period of operations following the commercial launch of Aurora Driver for Freight in April 2025.
Cost of revenue increased by $10 million, or 91%, to $21 million in the nine months ended September 30, 2026 from $11 million in the nine months ended September 30, 2025, primarily due to the full nine months of commercial operations in the current period compared to a partial period of operations following the commercial launch of Aurora Driver for Freight in April 2025, and an increase in terminal, personnel, and fuel expenses due to increased utilization and geographical expansion. Non-cash stock-based compensation in cost of revenue was not significant.
Research and development expenses increased by $58 million, or 11%, to $609 million in the nine months ended September 30, 2026 from $551 million in the nine months ended September 30, 2025, primarily driven by an increase in cloud computing costs, hardware development costs, personnel costs, and non-cash stock-based compensation costs, partially offset by costs now recognized as cost of revenue after commercial launch in April 2025 as well as costs now recognized as selling, general and administrative due to a realignment of resources. Research and development expenses included non-cash stock-based compensation of $126 million and $114 million in the nine months ended September 30, 2026 and 2025, respectively.
Selling, general and administrative expenses increased by $40 million, or 39%, to $143 million in the nine months ended September 30, 2026 from $103 million in the nine months ended September 30, 2025, primarily driven by an increase in personnel costs including costs previously recognized in research and development now included in selling, general and administrative due to a realignment of resources as well as non-cash stock-based compensation. Selling, general and administrative expenses included non-cash stock-based compensation of $34 million and $26 million in the nine months ended September 30, 2026 and 2025, respectively.
The change in fair value of derivative liabilities resulted in expense of $4 million and income of $12 million in the nine months ended September 30, 2026 and 2025, respectively, primarily due to the change in the market price for the underlying instrument.
Other income, net increased by $3 million, or 7%, to $44 million in the nine months ended September 30, 2026, from $41 million in the nine months ended September 30, 2025, primarily due to remeasurement of non-marketable equity securities resulting in unrealized gains during the period partially offset by a decrease in interest income earned on cash equivalents and investments as a result of lower market rates.

Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were $141 million of cash and cash equivalents and $893 million of short-term investments, exclusive of restricted cash of $17 million. Investments consist of primarily U.S. Treasury securities as well as corporate bonds and commercial paper.
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
During the three months ended September 30, 2026, we offered and sold 6 million shares of Class A common stock through the ATM Program, raising $41 million in equity capital and receiving net proceeds of $41 million after transaction costs.
During the nine months ended September 30, 2026, we offered and sold 39 million shares of Class A common stock through the ATM Program, raising $277 million in equity capital and receiving net proceeds of $270 million after transaction costs.
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
Cash Flows
Cash flows for the periods were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(554)	$(435)
Net cash provided by (used in) investing activities	251	(518)
Net cash provided by financing activities	226	828
Net decrease	(77)	(125)
Cash, cash equivalents, and restricted cash at beginning of the period	235	227
Cash, cash equivalents, and restricted cash at end of the period	$158	$102
Cash Flows Used in Operating Activities
Net cash used in operating activities was $554 million for the nine months ended September 30, 2026, an increase of $119 million from $435 million for the nine months ended September 30, 2025 primarily due to the settlement of the annual bonus in cash rather than Class A common stock, and hardware development programs to support our scaling plan.
Cash Flows Provided by (Used In) Investing Activities
Net cash provided by investing activities was $251 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $518 million in the nine months ended September 30, 2025. The change was primarily due to higher maturities relative to purchases of investments in the nine months ended September 30, 2026 compared to higher purchases relative to maturities of investments in the nine months ended September 30, 2025, partially offset by increased payments for the purchases of trucks and hardware to support the expansion of our fleet.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $226 million for the nine months ended September 30, 2026, a decrease of $602 million from $828 million for the nine months ended September 30, 2025, primarily due to decreased proceeds from the ATM Program and the exercise of stock options.

Contractual Obligations, Commitments and Contingencies
Aurora may be party to various claims within the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. No material losses were recorded in the three and nine months ended September 30, 2026 and 2025.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and in the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates since our Annual Report.
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
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On September 30, 2026, Brittany Bagley, a member of the Company’s Board of Directors, adopted a “Rule 10b5-1 trading arrangement” providing for the sale, pursuant to the terms of the arrangement, of an aggregate of up to 50,000 shares of the Company’s Class A common stock. The plan will terminate on October 1, 2027, subject to early termination for certain specified events set forth in the plan.
During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Warrant Expiration
Our outstanding public and private placement warrants will expire at 5:00 p.m., New York City time, on November 3, 2026, and any unexercised warrants will become void and be cancelled for no consideration. Trading in our public warrants (“AUROW”) on Nasdaq is expected to cease following the close of trading on November 2, 2026, and the public warrants will subsequently be delisted.
ATM Offering
As previously disclosed, on February 14, 2025, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Allen & Company LLC and TD Securities (USA) LLC, as sales agents, pursuant to which we may, from time to time, sell shares of our Class A common stock through the sales agents party thereto in an “at-the-market” offering (the “ATM Offering”). On October 28, 2026, we amended and restated the Sales Agreement by adding Canaccord Genuity LLC, Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC as additional sales agents (the “Amended and Restated Sales Agreement”).

In connection with the ATM Offering, we filed a prospectus supplement dated February 14, 2025 (the “Original Prospectus Supplement”) to the prospectus contained in our automatically effective shelf registration statement on Form S-3ASR (Registration No. 333-284133) filed on January 3, 2025, registering the sale of up to an aggregate of $500,000,000 of our Class A common stock. The Original Prospectus Supplement was subsequently amended by amendment no. 1 dated July 30, 2025 (the “First Amendment”). As of September 30, 2026, we had offered and sold 189,522,984 shares of our Class A common stock in the ATM Offering for gross proceeds of $1,174,785,034.
We are filing amendment no. 2 to the Original Prospectus Supplement, as amended by the First Amendment, with the Securities and Exchange Commission, to be dated October 28, 2026 (the “Second Amendment”), to increase the aggregate dollar amount of shares of Class A common stock available for sale in the ATM Offering to $1,000,000,000, which includes $245,835,654 remaining under the Original Prospectus Supplement, as amended by the First Amendment.
A copy of the Amended and Restated Sales Agreement is filed as Exhibit 10.1 to this Quarterly Report. The foregoing description of the Amended and Restated Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1. A copy of the opinion of Sullivan & Cromwell LLP relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this Quarterly Report.
Item 6. Exhibits.

Exhibit Number	Description

5.1*	Opinion of Sullivan & Cromwell LLP

10.1†
Amended and Restated Sales Agreement, dated as of October 28, 2026, by and among Aurora Innovation, Inc., Cantor Fitzgerald & Co., Allen & Company LLC, TD Securities (USA) LLC, Canaccord Genuity LLC, Oppenheimer & Co. Inc. and Craig-Hallum Capital Group LLC

23.1*	Consent of Sullivan & Cromwell LLP (included in Exhibit 5.1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
†Certain identified information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private or confidential. Information that was omitted or replaced has been identified by brackets.
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

Aurora Innovation, Inc.

Date:	October 28, 2026	By:	/s/ Chris Urmson
		Name:	Chris Urmson
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2026	By:	/s/ David Maday
		Name:	David Maday
		Title:	Chief Financial Officer
(Principal Financial Officer)